Form 10-Q
period 2013-01-31
Wishbone Pet Products Inc.
filed 2013-05-30
CIK 1557668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-183839

WISHBONE PET PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

38th Street, New Sehaile, Beirut, Lebanon

(Address of principal executive offices) (Zip Code)

(888) 414-6832

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,500,000 shares of common stock are issued and outstanding as of May 30, 2013.

2

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(Unaudited)	(Audited)
ASSETS
Cash	$12,116	$12,539

TOTAL ASSETS	$12,116	$12,539

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$7,312	$8,617
Loans payable	17,000	-
	24,312	8,617

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(29,196)	(13,078)
	(12,196)	3,922

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$12,116	$12,539

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

INCOME STATEMENTS

For the nine months ended January 31, 2013 and 2012, and

For the period from July 30, 2009 (inception) to January 31, 2013

					From the period
	For the three months		For the nine months		July 30, 2009
	ended January 31, 2013		ended January 31, 2013,		(inception) to
	2013	2012	2013	2012	January 31, 2013
OPERATING EXPENSES

Professional fees	$2,828	$-	$15,145	$-	23,311
General & administrative expenses	313	162	803	403	5,720

TOTAL EXPENSES	3,141	162	15,948	403	29,031

OPERATING LOSS	$(3,141)	$(162)	$(15,948)	$(403)	(29,031)

OTHER EXPENSES
Interest on loans	170		170		170

OTHER INCOME
Interest income	-	-	-	-	5

NET INCOME/(LOSS)	$(3,311)	$(162)	$(16,118)	$(403)	(29,196)

Net loss per share, basic and diluted	$(0.001)	$(0.000)	$(0.005)	$(0.000)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000	3,500,000	3,500,000

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period July 30, 2009 to January 31, 2013

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Shares issued at $0.001	2,000,000	$2,000	$-	$-	$2,000
Net income/loss				(3,882)	(3,882)
Balance, April 30, 2010	2,000,000	$2,000	$-	$(3,882)	$(1,882)

Shares issued at $0.01	1,500,000	1,500	13,500		15,000
Net income/loss				(3,996)	(3,996)
Balance, April 30, 2011	3,500,000	$3,500	$13,500	$(7,878)	$9,122

Net income/loss				(5,200)	(5,200)
Balance, April 30, 2012	3,500,000	$3,500	$13,500	$(13,078)	$3,922

Net income/loss				(16,118)	(16,118)
Balance, January 31, 2013	3,500,000	$3,500	$13,500	$(29,196)	$(12,196)

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended January 31, 2013 and 2012, and

For the period from July 30, 2009 (inception) to January 31, 2013

			From the period
	For the nine months		July 30, 2009
	ended January 31,		(inception) to
	2013	2012	January 31, 2013

Net income/(loss)	$(16,118)	$(403)	$(29,196)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	(1,305)	-	7,312

Net cash used in operating activities	$(17,423)	$(403)	$(21,884)

Cash Flows from Investing Activities	$-	$-	$-

Net cash used in investing activities	$-	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-	$17,000
Proceeds from loans payable	17,000		17,000

Net cash provided by financing activities	$17,000	$-	$34,000

Net cash flows from operations	$(423)	$(403)	$12,116

Cash and cash equivalents, beginning of period	$12,539	$13,039	$-

Cash and cash equivalents, end of period	$12,116	$12,636	$12,116

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Development Stage Company)

Notes to the Financial Statement

January 31, 2013

Note 1 Nature and Continuance of Operations

Wishbone Pet Products Inc. was incorporated in the State of Nevada on July 30, 2009. The Company has been in the development stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the business of developing, manufacturing, marketing and selling dog waste removal devices.

The Company has chosen an April 30 fiscal year end.

Note 2 Basis of Presentation – Going Concern Uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company is at its early stages of development and has limited operations, and has sustained operating losses resulting in a deficit.

The Company has accumulated a deficit of $29,196 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Summary of Principal Accounting Policies

Basis of presentation

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Income Taxes

The Company follows the guideline under ASC Topic 740 “Income Taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Financial instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and their carrying values approximate fair value because of their short-term nature. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Entity” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Fair value measurements

The Company follows the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

ASC Topic 820, in and of itself, does not require any fair value measurements. As at October 31, 2012, the Company did not have assets or liabilities subject to fair value measurement.

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260 “Earnings Per Share” (“EPS”). Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. There are no potentially dilutive securities outstanding and therefore, diluted earnings per share on not presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in the Switzerland that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements

Note 4 Common stock

On January 5, 2010, the Company authorized issuance of 2,000,000 restricted common stock, at a unit price of $0.001 per share, as part of a Section 4(2) subscription to the directors of the Company. Total proceeds were $2,000.

During the year ended April 30, 2011, the Company received an aggregate $15,000 for the issuance of 1,500,000 restricted common stock at a price of $0.01 per share.

Note 5 Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at January 31, 2013, the total principal and interest accrued was $17,170.

Note 6 Subsequent events

There are no subsequent events to report.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Wishbone Pet Products Inc. was incorporated under the laws of the State of Nevada, U.S. on July 30, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on February 14, 2013.

We intend to commence business operations by developing, manufacturing, marketing, and selling dog waste removal devices. We are currently considered a development stage company. To date, our president, Rami Tabet, has developed a device concept that permits the user to enclose dog waste in a plastic bag this is contained inside of a sealed plastic case. The user can then disposed of the plastic bag without direct contact. To date, we have not manufactured or sold any dog waste removal devices. We are considered to be a “shell company”, which is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. An investment in the shares of a shell company should be considered highly illiquid given the resale restrictions that apply to them. In order to continue our business plan, we need to transform our device concept into a working prototype that is suitable for mass production and then enter into an agreement with a suitable third party for manufacture. We then intend to initially distribute our products in North America with a view to expanding our market focus depending on our initial success.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine-Month Period Ended January 31, 2013 Compared to the Nine-Month Period Ended January 31, 2012.

Our net loss for the nine-month period ended January 31, 2013 was $16,118 (2012: $403), which consisted of professional fees of $15,145 (2012: Nil) and general and administration expenses of $803 (2012: $403). We did not generate any revenue during either nine-month period in fiscal 2013 or 2012. The increase in expenses in the current fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 3,500,000 for the nine-month periods ended January 31, 2013 and 2012.

3

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2013, our current assets were $12,116 compared to $12,539 in current assets at April 30, 2012. As at January 31, 2013, our current liabilities were $24,312 compared to $8,617 at April 30, 2012. Current liabilities at January 31, 2013 were comprised of $17,000 in loans payable to our director and $7,312 in accounts payable.

Stockholders’ deficit increased from $13,078 as of April 30, 2012 to $29,196 as of January 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2013, net cash flows used in operating activities were $17,423 consisting of a net loss of $16,118 and $1,305 in accounts payable. For the nine-month period ended January 31, 2012, net cash flows used in operating activities were $403 consisting entirely of a net loss in that amount. Net cash flows used in operating activities were $21,884 for the period from our incorporation on July 30, 2009 to January 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from director loans. For the nine-month period ended January 31, 2013, we realized $17,000 in net cash from a loan from our director. We did not generate any cash from financing activities in the comparative period in fiscal 2012. For the period from our incorporation on July 30, 2009 to January 31, 2012, net cash provided by financing activities was $34,000 received from proceeds from issuance of common stock ($17,000) and from a director loan ($17,000).

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

4

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed Herewith

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISHBONE PET PRODUCTS INC.

Dated: May 30, 2013	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer
and Chief Financial Officer

7