Form 10-K
period 2013-04-30
Wishbone Pet Products Inc.
filed 2013-07-01
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-183839

WISHBONE PET PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

38th Street, New Sehaile, Beirut, Lebanon

(Address of principal executive offices)

Registrant’s telephone number, including area code: (888)414-6832

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 28, 2013, the registrant had 1,500,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.01, these non-affiliate shares have an aggregate market value of $15,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 28, 2013, the registrant had 3,500,000 shares of common stock with par value $0.001 issued and outstanding.

PART I

Item 1: Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

All dollar amounts refer to US dollars unless otherwise indicated.

Product Overview

We intend to commence business operations by developing, manufacturing, marketing, and selling dog waste removal devices. While we were incorporated on July 30, 2009, we have only recently taken steps to proceed with our intended business plan. Our president, Rami Tabet, has designed a device concept that permits the user to enclose dog waste in a plastic bag this is contained inside of a sealed plastic case. The user can then disposed of the plastic bag without direct contact. To date, we have not manufactured or sold any dog waste removal devices. Mr. Tabet is in the process of preparing formal, graphic depictions of his dog waste removal product design, as well as the product specifications that he envisions, that will form the basis for a prototype design.

In order to continue our business plan, we need to transform our device concept into a working prototype that is suitable for mass production and then enter into an agreement with a suitable third party for manufacture. We anticipate that we will retain consultants and third parties to design a prototype for our product, as well as manufacture and package our product. We would be primarily responsible for marketing, distributing, and selling our product, though we may decide to outsource aspects of these tasks as well. We expect to incur consulting and engineering costs of approximately $25,000 in connection with the development of a working dog waste removal device prototype and anticipate completing a suitable prototype that forms the basis for manufacturing.

In order to proceed with the manufacturing and distribution of our proposed devices, we will require approximately an additional $250,000. From the date that we secure this financing, we anticipate that we will be able to commence selling our products and generating revenue within six months. However, this assumes that we do not encounter any delays in the prototype design and transition to manufacturing, of which there is no guarantee. Thus, we anticipate incurring approximately $275,000 in expenses prior to the time that we expect to commence earning revenue from the sale of dog waste removal devices, assuming that our estimates are accurate.

Emerging Growth Company Status

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.	Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.	The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Market for the Product

Dog owners are under community pressure, and often legal requirements, to remove solid waste that their pets produce in public places and on the private property of third parties during walks. Failure of an owner to retrieve dog waste may be considered a public health and can result in an owner being subject to significant fines. While many owners use various forms of plastic bags to retrieve dog waste from the ground, this places the owner in close contact with the waste, which is considered unpleasant. Our business plan is based on the premise that dog owner’s will be prepared to purchase a dog waste retrieval product that allows them to collect and dispose of dog waste at a distance.

We intend to initially distribute our products in North America with a view to expanding our market focus depending on our initial success. While we have not conducted any formal study to ensure that there is a market for our product given our proposed manufacturer’s suggested retail price of approximately $30 per dog waste removal device, our initial analysis of competitive products that are currently available through large chain pet stores indicated there are no available products with comparable features to our proposed design and that existing mechanisms with and without bags (see “Existing Competitive Products” below for descriptions of these) had prices ranging from $17.59 for products that involve close contact with the dog waste to $58.99 for rake and handled scooping mechanisms. Based on these prices and the features of our proposed product, in management’s sole opinion, we believe that our pricing is reasonable for providing for a sufficient market for our product in North America.

Our ability to market our dog waste removal devices in North America will be adversely impacted by the fragmented and competitive nature of the pet products industry. The sector includes large entities that mass produce products for pets, as well as many boutique manufacturers that produce small batches of dog waste removal products and related accessories, such as plastic waste bags.

While the principal competitive factors in dog waste removal are product design and effectiveness, pricing and availability of the product and geographic coverage are also critical. We will compete with many local, regional and national purveyors of pet products that offer multiple consumer items to pet and department stores and can therefore command better product placement. Most of our competitors have greater financial resources and may be able to withstand sales or price decreases better than we will. We also expect to continue to face competition from new market entrants. We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Product Design

Our proposed product would allow dog owners to collect dog waste with a simple one-handed operation from a distance of approximately three feet. The apparatus would consist of a plastic handle which the owner holds, a three foot straight piece of plastic that joins the handle to a plastic case, and the sealed plastic case that would collect the dog waste. A lever mechanism at the base of the handle would allow the owner to open and close the sealed plastic case.

Prior to taking a dog for a walk, the owner would insert a plastic, elastic-edge, liner bag in the sealed plastic case. To use the device, the owner would position the unit, with the plastic case open, over the dog waste to be collected. He or she would then press the handle lever in order to close the plastic case. The plastic case mechanism would then seal the waste inside of the liner bag, which would automatically be sealed upon closure. When the owner wishes to dispose of the liner bag full of waste in a garbage receptacle, he or she would simply move the lever and the waste-filled bag would drop.

We would also develop, manufacture, and sell replacement liner bags that are specially designed to fit the dog waste removal device. We intend to offer standard bags composed of polyethylene film with an elastic edge, as well as biodegradable bags made of water soluble film.

We anticipate that we will retain consultants and third parties to design a prototype for our product, as well as manufacture and package our product. We would be primarily responsible for marketing, distributing, and selling our product, though we may decide to outsource aspects of these tasks as well.

Existing Competitive Products

While various companies offer dog waste retrieval products, we are not aware of any that have all of the features of our proposed product. Current dog waste removal products fall into one of the following categories:

1.	Mechanisms with bags

Products in this group use a mechanism in conjunction with a bag to collect, carry, and dispose of dog waste. Such products require the user to seal the bag by hand and many require the user to manually dispose of the bag. In practice these products are difficult to manipulate effectively and the manner of operation results in incomplete retrieval of the waste or unintended smearing of waste on the device. As well, such devices still require the dog owner to be in close proximity of the dog waste.

2.	Mechanisms without bags

Products in this group use some type of mechanism to collect, carry, and dispose of dog waste. While these products suffer the same disadvantages as the products in the first group, the primary disadvantage of these products is that they tend to gather dog waste residue and therefore require periodic cleaning. This group also includes rakes and shovels.

3.	Modified bags

Products in this group include paper or plastic bags that have features added, such as cardboard or stiff plastic, to keep the users hand from directly touching the dog waste and make it less distasteful to pick up dog waste. These products are often bulky and awkward, making transport and handling quite difficult. Moreover, these products can present difficult cleaning problems and require the dog owner to be in close proximity of the dog waste. Accordingly, such products can be considered objectionable from an aesthetic and functional standpoint.

4.	Bags

This group consists of ordinary plastic bags, which are slightly modified or not modified at all. Modified bags include scented bags, biodegradable bags, and bags with built-in ties. While use of a plastic bag is the most commonly employed means for cleaning up dog waste and is the least expensive, it is also one of the most objectionable. The user must come into direct tactile and olfactory contact with the dog waste. In addition, the bag requires careful handling until a suitable waste receptacle is located.

We intend to design a dog waste retrieval device that overcome the disadvantages of these existing products in order to achieve a competitive advantage. Our business strategy is based on the view that dog owners will be willing to pay for a dog waste removal product that allows them to avoid close contact with the waste.

Sales and Marketing Strategy

Assuming that we are successful in designing a dog waste removal device prototype and manufacturing such a product for distribution and sale, our proposed marketing strategy is to simply and succinctly explain our product to our target market, dog owners. We expect that our marketing strategy will be most successful if we are able to visually demonstrate the use of our product and also verbally explain its advantages. To this end, we would likely engage in retail product demonstrations at retail locations, develop commercials for presentation on cable television, and develop a website that includes video footage depicting the use of our dog waste removal product. We expect that we will outsource product demonstrations at retail locations and the development of commercials to consultants that conduct business in North America. As well, we intend to package our product in a fashion that allows potential consumers to try the product by moving its lever in order to open and close the seal plastic case that is intended to collect dog waste.

We expect to begin implementation of our sales and marketing strategy concurrently with the device manufacturing process. This will include the following components:

1.	Website design with an estimated cost of $5,000;

2.	Product packaging design with an estimated cost of $25,000;

3.	Product demonstrations with an estimated cost of $20,000.

These marketing costs are included in our manufacturing budget. Due to the cost of producing and airing a television advertisement, estimated to be $100,000 for production and about $50,000 for a modest advertising campaign, we will defer these costs until we begin generating revenue from product sales and perform a detailed cost-benefit analysis of the likely impact of television advertising.

We intend to sell our dog waste removal product and liner bags through distribution arrangements with pet stores of various sizes, as well as general retailers, which include supermarkets, discount stores, and large chain stores. We are subject to the risk that large, high-profile, retailers could exert substantial pressure on us due to their size and the small contribution that our products would likely have to their financial success. Because of this difference in market influence, such retailers would have leverage over the pricing of our products, inventory and product return policies, as well as product specifications. This could either reduce the retail price of our products and thereby reduce our margins, or limit the types of stores at which our products are available for sale.

We hope to enter into agreements with both regional and national pet product distributors, though there is no guarantee that we will be successful in reaching such arrangements. Currently, our plan is to locate and contact North American distributors through the Pet Industry Distributors Association for product that we intend to sell through third party retail locations. Because of the ability of pet product distributors to consolidate freight costs, interact with retailers regarding various pet products, handle credit and collections, and enjoy lower storage costs, we anticipate incurring fewer costs than if we managed distribution ourselves. We may also outsource our website sales to an independent pet product distributor if we are able to reach an arrangement with a distributor that is economically viable. If we decide to directly control product distribution, we will incur costs related to taking and processing product orders from retailers; shipping and warehousing costs; credit, collections, and in-house accounting fees.

We will also sell our products on a company website, though we will commit to any distributors and retailers that we will not sell our products through our website for less than the manufacturer’s suggested retail price, which we expect to be approximately $30 for the device and approximately $7 for a box of 50 replacement bags. We currently project that each dog waste removal device will cost us approximately $4.80 to manufacture and that each box of replacement bags will cost approximately $1.50 to manufacture. However, because we have not completed a prototype of our device that is amenable to mass production, these figures are subject to revision.

Government Regulation

While most pet product regulation relates to food and treats, we will have to comply with laws relating to product labeling, the truth and accuracy of product claims, and general safety requirements for consumer products.

We will be required to comply with the National Institute of Standards and Technology’s Handbook of Uniform Packaging and Labeling Regulations and the Fair Packaging and Labeling Act that enumerates measurement and labeling requirements for products. This will be particularly applicable to our liner bag packages, which must accurately state the number of bags in each box.

We must also ensure that we are able to substantiate the truth of any claims that we make regarding the performance of our product in order to comply with the requirements for consumer products that the Federal Trade Commission establishes. We must also demonstrate that our product is safe for use in accordance with the requirements of the Consumer Products Safety Commission.

We do not anticipate that our cost of compliance with applicable government regulations will be material.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks. Once we have completed an operating prototype of our dog waste removal device, we anticipate that we will seek patent protection for its design. As well, once we have selected a name for our device, we will attempt to register a trademark in order to protect the name.

Governmental and Industry Regulations

We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities and Costs

We have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind. We plan to conduct our operations from the office of our president until we are in a position to commence and expand operations.

Employees

We have commenced only limited operations, and therefore currently have no employees other than our sole officer and director.

Item 1A: Risk Factors

Not applicable.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We do not own any real property interest. Our offices are located at 38th Street, New Sehaile, Beirut, Lebanon.

Item 3: Legal Proceedings

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 50 West Liberty Street, Suite 880, Reno, Nevada, 89501.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are not quoted for trading on any recognized stock exchange or quotation system. There are no warrants, options, or convertible securities outstanding by which any person has the right to acquire any additional shares of our common stock. As of the date of this annual report we have 31 shareholders of record.

Our shares of common stock are not currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act because we are a shell company. Our president and sole director, Rami Tabet, cannot rely on Rule 144 for the resale of our common stock until the following have occurred:

1.	we have ceased to be a shell company;

2.	we are subject to the reporting requirements of the Exchange Act;

3.	we have filed all Exchange Act reports required for the past 12 months; and

4.	a minimum of one year has elapsed since we filed current Form 10 information on Form 8-K changing our status from a shell company to a non-shell company.

When Rule 144 is available, our affiliate stockholder shall be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding; or

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

No purchases of any of our registered equity securities have been made by us, on our behalf, or by any affiliated purchaser during the fourth quarter of the fiscal year covered by this annual report.

Item 6: Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have not earned any revenue from our incorporation on July 30, 2009 to April 30, 2013. We incurred operating expenses in the amount of $42,501 during this period. These operating expenses were comprised of professional fees of $29,886 that related to audit and legal expenses, as well as general and administrative expenses of $12,615. In addition, we have incurred interest expense of $680 relating to loans from our president to us and interest income of $5 relating to our corporate checking account.

During the fiscal year ended April 30, 2013, we incurred net losses of $30,098 consisting of $21,720 in professional fees, $7,698 in general and administrative expenses, and $680 in interest expense. Compared to our net losses in fiscal 2012 of $5,201, our losses in the current fiscal year were significantly higher due to higher professional fees and general and administrative expenses that we incurred in connection with our preparation and filing of a registration statement on Form S-1 with the Securities & Exchange Commission.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013, our current assets consisted of $6,204 in cash and our total liabilities were $32,380, which consisted of loans from our president and sole director of $17,000 and accounts payable and accrued liabilities of $15,380. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2013, net cash flows used in operating activities were ($23,335) consisting of our net loss for the period, adjusted for accounts payable that did not impact our cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2013, net cash from financing activities was $17,000, which consisted of a loan from our president.

Plan of Operation

Our plan of operation for the twelve month period following the date of this annual report is to create a prototype of our dog waste removal device based on the initial design specifications that our president has delineated. We intend to accomplish these goals by either retaining a product sourcing consultant or working directly with a prototype development engineering firm. To date, we have identified potential consultants and prototype development firms, but we have not entered into any contractual relationships with any of them.

The specific business milestones that we hope to achieve are as follows:

●	our president, Rami Tabet, intends to prepare formal, graphic depictions of the dog waste removal product, as well as the product specifications that he envisions, that will form the basis of the prototype design;

●	Mr. Tabet will contact various product sourcing consultants and prototype development engineering firms in order to determine which companies can design a prototype of the dog waste retrieval device, the anticipated time-frame for development, and the expected cost;

●	we expect to execute a prototype development agreement with a third party and then provide all necessary information for that company to proceed with the prototype creation;

●	In conjunction with the prototype development company, we expect to create, revise as necessary, and finalize a prototype of the dog waste removal device for potential mass manufacture. This will include ongoing collaboration between us and the prototype development company, prototype testing, any redesign requirements.

We expect to incur the following costs in the next 12 months in connection with our prototype design:

Consulting and engineering costs:	$25,000
General and administrative costs:	$10,000

Total:	$35,000

It is possible that actual consulting and engineering costs will exceed our estimates. As well, our current cash on hand is not sufficient to meet our anticipated obligations for the next twelve-month period. We intend to raise additional funding either through the sale of our common stock to investors or through loans from our director. However, we do not have any commitments in this regard. If we are unable to raise the required financing, we will be delayed in conducting our business plan.

Material Commitments

As of the date of this annual report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors’ report accompanying our April 30, 2013 and 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wishbone Pet Products Inc.

I have audited the accompanying balance sheets of Wishbone Pet Products Inc. (A Development Stage Company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2013 and 2012 and for the period from July 30, 2009 (inception), to April 30, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wishbone Pet Products Inc., (A Development Stage Company) as of April 30, 2013 and 2012, and the results of its operations and cash flows for the years ended April 30, 2013 and 2012 and the period from July 30, 2009 (inception), to April 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Seattle, Washington
June 24, 2013

F-1

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

BALANCE SHEETS

	April 30, 2013	April 30, 2012
ASSETS
Cash	$6,204	$12,539

TOTAL ASSETS	$6,204	$12,539

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$15,380	$8,617
Loans payable	17,000	-
	32,380	8,617

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(43,176)	(13,078)
	(26,176)	3,922

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$6,204	$12,539

F-2

WISHBONE PET PRODUCTS INC.
(A Developmental Stage Company)
INCOME STATEMENTS
For the year ended April 30, 2013 and 2012, and
For the period from July 30, 2009 (inception) to April 30, 2013

			From the period
	For the year		July 30, 2009
	ended April 30,		(inception) to
	2013	2012	April 30, 2013
OPERATING EXPENSES

Professional fees	$21,720	$4,700	$29,886
General & administrative expenses	7,698	501	12,615

TOTAL EXPENSES	29,418	5,201	42,501

OPERATING LOSS	$(29,418)	$(5,201)	$(42,501)

OTHER EXPENSES
Interest on loans	680		680

OTHER INCOME
Interest income	-	1	5

NET INCOME/(LOSS)	$(30,098)	$(5,200)	$(43,176)

Net loss per share, basic and diluted	$(0.009)	$(0.001)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000

F-3

WISHBONE PET PRODUCTS INC.
(A Developmental Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
For the period July 30, 2009 to April 30, 2013

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Shares issued at $0.001	2,000,000	$2,000	$-	$-	$2,000
Net income/loss				(3,882)	(3,882)
Balance, April 30, 2010	2,000,000	$2,000	$-	$(3,882)	$(1,882)

Shares issued at $0.01	1,500,000	1,500	13,500		15,000
Net income/loss				(3,996)	(3,996)
Balance, April 30, 2011	3,500,000	$3,500	$13,500	$(7,878)	$9,122

Net income/loss				(5,200)	(5,200)
Balance, April 30, 2012	3,500,000	$3,500	$13,500	$(13,078)	$3,922

Net income/loss				(30,098)	(30,098)
Balance, April 30, 2013	3,500,000	$3,500	$13,500	$(43,176)	$(26,176)

F-4

WISHBONE PET PRODUCTS INC.
(A Developmental Stage Company)
STATEMENT OF CASH FLOWS
For the year ended April 30, 2013 and 2012, and
For the period from July 30, 2009 (inception) to April 30, 2013

			From the period
	For the year		July 30, 2009
	ended April 30,		(inception) to
	2013	2012	April 30, 2013

Net income/(loss)	$(30,098)	$(5,200)	$(43,176)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	6,763	4,700	15,380

Net cash used in operating activities	$(23,335)	$(500)	$(27,796)

Cash Flows from Investing Activities
	$-	$-	$-

Net cash used in investing activities	$-	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-	$17,000
Proceeds from loans payable	17,000		17,000

Net cash provided by financing activities	$17,000	$-	$34,000

Net cash flows from operations	$(6,335)	$(500)	$6,204

Cash and cash equivalents, beginning of period	$12,539	$13,039	$-

Cash and cash equivalents, end of period	$6,204	$12,539	$6,204

F-5

WISHBONE PET PRODUCTS INC.
(A Development Stage Company)
Notes to the Financial Statement
April 30, 2013

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

The Company has accumulated a deficit of $43,176 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

F-6

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

F-7

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at April 30, 2013, the Company did not have assets or liabilities subject to fair value measurement.

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

F-8

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements.

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

Note 5 Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at April 30, 2013, the total principal and interest accrued was $17,680.

Note 6 Subsequent events

There are no subsequent events to report.

F-9

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, April 30, 2011. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2011 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.	Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2013, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Rami Tabet	President, Principal Executive Officer, Secretary,
Treasurer, Principal Financial Officer, Principal
Age: 26	Accounting Officer and member of the Board of Directors.

Biographical Information and Background of Officer and Director

Rami Tabet has acted as our sole director and officer since January 31, 2012. He has attended College Saint-Joseph Beirut, Hostos College New York, and the American University of Beirut. Mr. Tabet also holds a Master of Business Administration from the Lebanese-Canadian University of Beirut. From January 2011 to December 2012, Mr. Tabet acted as assistant manager with Omnipharma Sal, an importer and distributor of pharmaceutical products that is based in Beirut, Lebanon. Since January 2012, he has been employed as an independent business consultant that specializes in raising mezzanine financing for his clients. Mr. Tabet intends to devote approximately 25% of his business time to our affairs.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officer.

Audit Committee

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rami Tabet	2013	0	0	0	0	0	0	0	0
President	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Rami Tabet	2,000,000	57.14%
Common Stock	Directors and officers as a group consisting of one person	3,500,000	57.14%

The percent of class is based on 3,500,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13: Certain Relationships and Related Transactions

Our president, Rami Tabet, has provided us with a $17,000 loan, which is unsecured, bears interest at a rate of 1% per month (12% per annum) and is payable within 30 days of written demand. To April 30, 2013, $680 in interest has accrued on this loan.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;

*	Any person proposed as a nominee for election as a director;

*	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

*	Our sole promoter, Rami Tabet;

*	Any relative or spouse of any of the foregoing persons who has the same house as such person;

*	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2013 and 2012, the aggregate fees billed by George Stewart, CPA for professional services rendered for the audit of our annual consolidated financial statements were:

2013	$3,900
2012	$9,420	*

* included the fiscal years ended 2012, 2011, and 2010, which were audited concurrently.

Audit Related Fees

For the years ended April 30, 2013 and 2012, the aggregate fees billed for assurance and related services by George Stewart, CPA relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was:

2013	Nil
2012	Nil

Tax Fees

For the years ended April 30, 2013 and 2012, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totalled:

2013	Nil
2012	Nil

All Other Fees

For the years ended April 30, 2013 and 2012, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totalled:

2013	$6,300
2012	Nil	*

* the issuer did not retain George Stewart, CPA to prepare interim financial statements until subsequent to the completion of the 2012 fiscal year.

The other fees consist of George Stewart, CPA’s review of our reviews of our interim unaudited financial statements.

We do not use George Stewart, CPA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage George Stewart CPA to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before George Stewart CPA is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our board of directors who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Item 15: Exhibits

The following exhibits are filed as part of this annual report.

Exhibits:

31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISHBONE PET PRODUCTS INC.

Dated: July 01, 2013	By:	/s/ Rami Tabet
Rami Tabet, President, Chief Executive Officer and Chief Financial Officer

