Form 10-Q
period 2013-07-31
Wishbone Pet Products Inc.
filed 2013-09-16
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,500,000 shares of common stock are issued and outstanding as of September 16, 2013.

2

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(Unaudited)	(Audited)
ASSETS
Cash	$5,098	$6,204

TOTAL ASSETS	$5,098	$6,204

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$15,315	$15,380
Loans payable	17,000	17,000
	32,315	32,380

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(44,217)	(43,176)
	(27,217)	(26,176)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$5,098	$6,204

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

INCOME STATEMENTS (Unaudited)

For the three months ended July 31, 2013 and 2012, and

For the period from July 30, 2009 (inception) to July 31, 2013

			From the period
	For the three months		July 30, 2009
	ended July 31,		(inception) to
	2013	2012	July 31, 2013
OPERATING EXPENSES

Professional fees	$475	$9,995	$30,361
General & administrative expenses	56	9	12,671

TOTAL EXPENSES	531	10,004	43,032

OPERATING LOSS	$(531)	$(10,004)	$(43,032)

OTHER EXPENSES
Interest on loans	510		1,190

OTHER INCOME
Interest income	-	-	5

NET INCOME/(LOSS)	$(1,041)	$(10,004)	$(44,217)

Net loss per share, basic and diluted	$(0.000)	$(0.003)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period July 30, 2009 to July 31, 2013

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Shares issued at $0.001	2,000,000	$2,000	$-	$-	$2,000
Net income/loss				(3,882)	(3,882)
Balance, April 30, 2010	2,000,000	$2,000	$-	$(3,882)	$(1,882)

Shares issued at $0.001	1,500,000	1,500	13,500		15,000
Net income/loss				(3,996)	(3,996)
Balance, April 30, 2011	3,500,000	$3,500	$13,500	$(7,878)	$9,122

Net income/loss				(5,200)	(5,200)
Balance, April 30, 2012	3,500,000	$3,500	$13,500	$(13,078)	$3,922

Net income/loss				(30,098)	(30,098)
Balance, April 30, 2013	3,500,000	$3,500	$13,500	$(43,176)	$(26,176)

Net income/loss				(1,041)	(1,041)
	3,500,000	$3,500	$13,500	$(44,217)	$(27,217)

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS (Unaudited)

For the year ended April 30, 2013 and 2012, and

For the period from July 30, 2009 (inception) to April 30, 2013

			From the period
	For the three months		July 30, 2009
	ended July 31,		(inception) to
	2013	2012	July 31, 2013

Net income/(loss)	$(1,041)	$(10,004)	$(44,217)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	(65)	9,995	15,315

Net cash used in operating activities	$(1,106)	$(9)	$(28,902)

Cash Flows from Investing Activities	$-	$-	$-

Net cash used in investing activities	$-	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-	$17,000
Proceeds from loans payable	-		17,000

Net cash provided by financing activities	$-	$-	$34,000

Net cash flows from operations	$(1,106)	$(9)	$5,098

Cash and cash equivalents, beginning of period	$6,204	$12,539	$-

Cash and cash equivalents, end of period	$5,098	$12,530	$5,098

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Development Stage Company)

Notes to the Financial Statement

July 31, 2013

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company is at its early stages of development and has limited operations, and has sustained operating losses resulting in a deficit. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2013 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2013 annual financial statements. The results of operations for the period are not necessarily indicative of the results expected for a full year or for any future periods.

The Company has accumulated a deficit of $44,217 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at July 31, 2013, the total principal and interest accrued was $18,190.

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

Three-Month Period Ended July 31, 2013 Compared to the Three-Month Period Ended July 31, 2012.

Our net loss for the three-month period ended July 31, 2013 was $1,041 (2012: $10,004), which consisted of professional fees of $475 (2012: $9,995), general and administration expenses of $56 (2012: $9), and interest on loans of $510 (2012: Nil). We did not generate any revenue during either three-month period in fiscal 2013 or 2012. The higher expenses in the previous fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 3,500,000 for the three-month periods ended July 31, 2013 and 2012.

3

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2013, our current assets were $5,098 compared to $6,204 at April 30, 2013. As at July 31, 2013, our current liabilities were $32,315 compared to $32,380 at April 30, 2013. Current liabilities at July 31, 2013 were comprised of $17,000 in loans payable and $15,315 in accounts payable.

Stockholders’ deficit increased from $26,176 as of April 30, 2013 to $27,217 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2013, net cash flows used in operating activities were $1,106 consisting of a net loss of $1,041 and $65 in accounts payable. For the three-month period ended July 31, 2012, net cash flows used in operating activities were $9 consisting of a net loss of $10,004 that was offset by $9,995 in accounts payable that remained unpaid. Net cash flows used in operating activities were $28,902 for the period from our incorporation on July 30, 2009 to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. We did not generate any cash from financing activities in the three-month period ended July 31, 2013 or in the comparative period in fiscal 2012. For the period from our incorporation on July 30, 2009 to July 31, 2013, net cash provided by financing activities was $34,000 received from proceeds from issuance of common stock ($17,000) and from loans ($17,000).

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

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISHBONE PET PRODUCTS INC.

Dated: September 16, 2013	By:	/s/ Rami Tabet
Rami Tabet,
President and Chief Executive Officer and Chief Financial Officer

7