Form 10-Q
period 2013-10-31
Wishbone Pet Products Inc.
filed 2013-12-11
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 333-183839

WISHBONE PET PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	Pending
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

3,500,000 shares of common stock are issued and outstanding as of December 11, 2013.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

BALANCE SHEETS

	October 31, 2013	April 30, 2013
	Unaudited	Audited
ASSETS
Cash	$16,228	$6,204

TOTAL ASSETS	$16,228	$6,204

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$15,717	$15,380
Loans payable	37,000	17,000
	52,717	32,380

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001 Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(53,489)	(43,176)
	(36,489)	(26,176)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$16,228	$6,204

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

INCOME STATEMENTS

For the three and six months months ended October 31, 2013 and 2012, and

For the period from July 30, 2009 (inception) to October 31, 2013

					From the period
	For the three months ended		For the six months ended		July 30, 2009
	October 31,		October 31, 2013,		(inception) to
	2013	2012	2013	2012	October 31, 2013
OPERATING EXPENSES

Professional fees	$4,775	$2,322	$5,250	$12,317	35,136
General & administrative expenses	3,487	481	3,543	490	16,158

TOTAL EXPENSES	8,262	2,803	8,793	12,807	51,294

OPERATING LOSS	$(8,262)	$(2,803)	$(8,793)	$(12,807)	(51,294)

OTHER EXPENSES
Interest on loans	1,010		1,520		2,200

OTHER INCOME
Interest income	-	-	-	-	5

NET INCOME/(LOSS)	$(9,272)	$(2,803)	$(10,313)	$(12,807)	(53,489)

Net loss per share, basic and diluted	$(0.003)	$(0.001)	$(0.003)	$(0.004)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000	3,500,000	3,500,000

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period July 30, 2009 to October 31, 2013

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Shares issued at $0.001	2,000,000	$2,000	$-	$-	$2,000
Net income/loss				(3,882)	(3,882)
Balance, April 30, 2010	2,000,000	$2,000	$-	$(3,882)	$(1,882)

Shares issued at $0.01	1,500,000	1,500	13,500		15,000
Net income/loss				(3,996)	(3,996)
Balance, April 30, 2011	3,500,000	$3,500	$13,500	$(7,878)	$9,122

Net income/loss				(5,200)	(5,200)
Balance, April 30, 2012	3,500,000	$3,500	$13,500	$(13,078)	$3,922

Net income/loss				(30,098)	(30,098)
Balance, April 30, 2013	3,500,000	$3,500	$13,500	$(43,176)	$(26,176)

Net income/loss				(10,313)	(10,313)
Balance, October 31, 2013	3,500,000	$3,500	$13,500	$(53,489)	$(36,489)

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended October 31, 2013, and

For the period from July 30, 2009 (inception) to October 31, 2013

			From the period
	For the six months ended		July 30, 2009
	October 31,		(inception) to
	2013	2012	October 31, 2013

Net income/(loss)	$(10,313)	$(12,807)	$(53,489)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	337	2,047	15,717

Net cash used in operating activities	$(9,976)	$(10,760)	$(37,772)

Cash Flows from Investing Activities
	$-	$-	$-

Net cash used in investing activities	$-	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-	$17,000
Proceeds from loans payable	20,000		37,000

Net cash provided by financing activities	$20,000	$-	$54,000

Net cash flows from operations	$10,024	$(10,760)	$16,228

Cash and cash equivalents, beginning of period	$6,204	$12,539	$-

Cash and cash equivalents, end of period	$16,228	$1,779	$16,228

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Development Stage Company)

Notes to the Financial Statement

October 31, 2013

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

The Company has accumulated a deficit of $53,489 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at October 31, 2013, the Company did not have assets or liabilities subject to fair value measurement.

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

Note 5 Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at October 31, 2013, the total principal and interest accrued was $18,700.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at October 31, 2013, the total principal and interest accrued was $20,500.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Wishbone Pet Products Inc. was incorporated under the laws of the State of Nevada, U.S. on July 30, 2009. Our registration statement on Form S-1 filed with the Securities and Exchange Commission was declared effective on February 14, 2013.

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

Six-Month Period Ended October 31, 2013 Compared to the Six-Month Period Ended October 31, 2012.

Our net loss for the six-month period ended October 31, 2013 was $10,313 (2012: $12,807), which consisted of professional fees of $5,250 (2012: $12,317), general and administration expenses of $3,543 (2012: $490) and interest on loans of $1,520 (2012: Nil). We did not generate any revenue during either six-month period in fiscal 2013 or 2012. The slightly higher expenses in the previous fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 3,500,000 for the six-month periods ended October 31, 2013 and 2012.

3

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2013, our current assets were $16,228 compared to $6,204 at April 30, 2013. As at October 31, 2013, our current liabilities were $52,717 compared to $32,380 at April 30, 2013. Current liabilities at October 31, 2013 were comprised of $37,000 in loans payable and $15,717 in accounts payable.

Stockholders’ deficit increased from $26,176 as of April 30, 2013 to $36,489 as of October 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the three-month period ended July 31, 2012, net cash flows used in operating activities were $9,976 consisting of a net loss of $10,313 that was offset by $337 in accounts payable that remained unpaid. Net cash flows used in operating activities were $37,772 for the period from our incorporation on July 30, 2009 to October 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the six month period ended October 31, 2013, we received $20,000 in cash from financing activities in connection with a third party loan. For the period from our incorporation on July 30, 2009 to October 31, 2013, net cash provided by financing activities was $54,000 received from proceeds from issuance of common stock ($17,000) and from loans ($37,000).

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURE

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

WISHBONE PET PRODUCTS INC.

Dated: December 11, 2013	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

7