Form 10-Q
period 2014-01-31
Wishbone Pet Products Inc.
filed 2014-03-13
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

3,500,000 shares of common stock are issued and outstanding as of March 13, 2014.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

BALANCE SHEETS

	January 31, 2014	April 30, 2013
	Unaudited	Audited
ASSETS
Cash	$11,414	$6,204

TOTAL ASSETS	$11,414	$6,204

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$18,927	$15,380
Loans payable	37,000	17,000
	55,927	32,380

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(61,513)	(43,176)
	(44,513)	(26,176)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$11,414	$6,204

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

INCOME STATEMENTS

For the three and nine months months ended January 31, 2014 and 2013, and

For the period from July 30, 2009 (inception) to January 31, 2014

					From the period
	For the three months		For the nine months		July 30, 2009
	ended January 31,		ended January 31,		(inception) to
	2014	2013	2014	2013	January 31, 2014
OPERATING EXPENSES

Professional fees	$2,675	$2,828	$7,925	$15,145	37,811
General & administrative expenses	4,239	313	7,783	803	20,397

TOTAL EXPENSES	6,914	3,141	15,708	15,948	58,208

OPERATING LOSS	$(6,914)	$(3,141)	$(15,708)	$(15,948)	(58,208)

OTHER EXPENSES
Interest on loans	1,110	170	2,630	170	3,310

OTHER INCOME
Interest income	-	-	-	-	5

NET INCOME/(LOSS)	$(8,024)	$(3,311)	$(18,338)	$(16,118)	(61,513)

Net loss per share, basic and diluted	$(0.002)	$(0.001)	$(0.005)	$(0.005)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000	3,500,000	3,500,000

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period July 30, 2009 to January 31, 2014

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Shares issued at $0.001	2,000,000	$2,000	$-	$-	$2,000
Net income/loss				(3,882)	(3,882)
Balance, April 30, 2010	2,000,000	$2,000	$-	$(3,882)	$(1,882)

Shares issued at $0.01	1,500,000	1,500	13,500		15,000
Net income/loss				(3,996)	(3,996)
Balance, April 30, 2011	3,500,000	$3,500	$13,500	$(7,878)	$9,122

Net income/loss				(5,200)	(5,200)
Balance, April 30, 2012	3,500,000	$3,500	$13,500	$(13,078)	$3,922

Net income/loss				(30,098)	(30,098)
Balance, April 30, 2013	3,500,000	$3,500	$13,500	$(43,176)	$(26,176)

Net income/loss				(18,338)	(18,338)
Balance, January 31, 2014	3,500,000	$3,500	$13,500	$(61,513)	$(44,513)

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended January 31, 2014 and 2013, and

For the period from July 30, 2009 (inception) to January 31, 2014

			From the period
	For the nine months		July 30, 2009
	ended January 31,		(inception) to
	2014	2013	January 31, 2014

Net income/(loss)	$(18,338)	$(16,118)	$(61,513)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	3,548	(1,305)	18,927

Net cash used in operating activities	$(14,790)	$(17,423)	$(42,586)

Cash Flows from Investing Activities
	$-	$-	$-

Net cash used in investing activities	$-	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-	$17,000
Proceeds from loans payable	20,000	17,000	37,000

Net cash provided by financing activities	$20,000	$17,000	$54,000

Net cash flows from operations	$5,210	$(423)	$11,414

Cash and cash equivalents, beginning of period	$6,204	$12,539	$-

Cash and cash equivalents, end of period	$11,414	$12,116	$11,414

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Development Stage Company)

Notes to the Financial Statement

January 31, 2014

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

The Company has accumulated a deficit of $61,513 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at January 31, 2014, the Company did not have assets or liabilities subject to fair value measurement.

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

Note 5 Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at January 31, 2014, the total principal and interest accrued was $19,210.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at January 31, 2014, the total principal and interest accrued was $21,100.

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

Nine-Month Period Ended January 31, 2014 Compared to the Nine-Month Period Ended January 31, 2013.

Our net loss for the nine-month period ended January 31, 2014 was $18,338 (2013: $16,118), which consisted of professional fees of $7,925 (2013: $15,145), general and administration expenses of $7,783 (2013: $803) and interest on loans of $2,630 (2013: $170). We did not generate any revenue during either nine-month period in fiscal 2014 or 2013. The slightly higher operating expenses in the previous fiscal year relate to accounting, audit, and legal fees that we have incurred in connection with the filing of our registration statement on Form S-1 with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 3,500,000 for the nine-month periods ended January 31, 2014 and 2013.

3

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2014, our current assets were $11,414 compared to $6,204 at April 30, 2013. As at January 31, 2014, our current liabilities were $55,927 compared to $32,380 at April 30, 2013. Current liabilities at January 31, 2014 were comprised of $37,000 in loans payable and $18,927 in accounts payable.

Stockholders’ deficit increased from $26,176 as of April 30, 2013 to $44,513 as of January 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the three-month period ended January 31, 2014, net cash flows used in operating activities were $14,790 consisting of a net loss of $14,790 that was offset by $3,548 in accounts payable that remained unpaid. Net cash flows used in operating activities were $42,586 for the period from our incorporation on July 30, 2009 to January 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the nine month period ended January 31, 2014, we received $20,000 in cash from financing activities in connection with a third party loan. For the period from our incorporation on July 30, 2009 to January 31, 2014, net cash provided by financing activities was $54,000 received from proceeds from issuance of common stock ($17,000) and from loans ($37,000).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

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

WISHBONE PET PRODUCTS INC.

Dated: March 13, 2014	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

7