Form 10-K
period 2014-04-30
Wishbone Pet Products Inc.
filed 2014-07-28
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

As of July 28, 2014, the registrant had 1,500,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.01, these non-affiliate shares have an aggregate market value of $15,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 28, 2014, the registrant had 3,500,000 shares of common stock with par value $0.001 issued and outstanding.

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

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.”

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

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

Results of Operations

We have not earned any revenue from our incorporation on July 30, 2009 to April 30, 2014. We incurred operating expenses in the amount of $67,522 during this period. These operating expenses were comprised of professional fees of $42,486 that related to audit and legal expenses, as well as general and administrative expenses of $20,622. In addition, we have incurred interest expense of $4,420 relating to loans to us and interest income of $6 relating to our corporate checking account.

During the fiscal year ended April 30, 2014, we incurred net losses of $24,346 consisting of $12,600 in professional fees, $8,007 in general and administrative expenses, and $3,740 in interest expense. Compared to our net losses in fiscal 2013 of $30,098, our losses in the current fiscal year were significantly lower due to a decrease in professional fees, which was slightly offset by an increase in interest expense resulting from additional third party loans we received.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014, our current assets consisted of $4,240 in cash and our total liabilities were $54,762, which consisted of loans payable of $37,000 and accounts payable and accrued liabilities of $17,762. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2014, net cash flows used in operating activities were ($21,964) consisting of our net loss for the period, adjusted for accounts payable that did not impact our cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2014, net cash from financing activities was $20,000, which consisted of loans.

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

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wishbone Pet Products Inc.

I have audited the accompanying balance sheets of Wishbone Pet Products Inc. (A Development Stage Company) as of April 30, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2014 and 2013 and for the period from July 30, 2009 (inception), to April 30, 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wishbone Pet Products Inc., (A Development Stage Company) as of April 30, 2014 and 2013, and the results of its operations and cash flows for the years ended April 30, 2014 and 2013 and the period from July 30, 2009 (inception), to April 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington
July 28, 2014

F-1

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

BALANCE SHEETS

	April 30, 2014	April 30, 2013
ASSETS
Cash	$4,240	$6,204

TOTAL ASSETS	$4,240	$6,204

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$17,762	$15,380
Loans payable	37,000	17,000
	54,762	32,380

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(67,522)	(43,176)
	(50,522)	(26,176)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$4,240	$6,204

F-2

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

INCOME STATEMENTS

For the years ended April 30, 2014 and 2013, and

For the period from July 30, 2009 (inception) to April 30, 2014

			From the period
	For the year		July 30, 2009
	ended April 30,		(inception) to
	2014	2013	April 30, 2014
OPERATING EXPENSES

Professional fees	$12,600	$21,720	$42,486
General & administrative expenses	8,007	7,698	20,622

TOTAL EXPENSES	20,607	29,418	63,108

OPERATING LOSS	$(20,607)	$(29,418)	$(63,108)

OTHER EXPENSES
Interest on loans	3,740	680	4,420

OTHER INCOME
Interest income	1	-	6

NET INCOME/(LOSS)	$(24,346)	$(30,098)	$(67,522)

Net loss per share, basic and diluted	$(0.007)	$(0.009)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000

F-3

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period July 30, 2009 to April 30, 2014

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Shares issued at $0.001	2,000,000	$2,000	$-	$-	$2,000
Net income/loss				(3,882)	(3,882)
Balance, April 30, 2010	2,000,000	$2,000	$-	$(3,882)	$(1,882)

Shares issued at $0.01	1,500,000	1,500	13,500		15,000
Net income/loss				(3,996)	(3,996)
Balance, April 30, 2011	3,500,000	$3,500	$13,500	$(7,878)	$9,122

Net income/loss				(5,200)	(5,200)
Balance, April 30, 2012	3,500,000	$3,500	$13,500	$(13,078)	$3,922

Net income/loss				(30,098)	(30,098)
Balance, April 30, 2013	3,500,000	$3,500	$13,500	$(43,176)	$(26,176)

Net income/loss				(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$13,500	$(67,522)	$(50,522)

F-4

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the years ended April 30, 2014 and 2013, and

For the period from July 30, 2009 (inception) to April 30, 2014

			From the period
	For the year		July 30, 2009
	ended April 30,		(inception) to
	2014	2013	April 30, 2014

Net income/(loss)	$(24,346)	$(30,098)	$(67,522)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	2,382	6,763	17,762

Net cash used in operating activities	$(21,964)	$(23,335)	$(49,760)

Cash Flows from Investing Activities
	$-	$-	$-

Net cash used in investing activities	$-	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-	$17,000
Proceeds from loans payable	20,000	17,000	37,000

Net cash provided by financing activities	$20,000	$17,000	$54,000

Net cash flows from operations	$(1,964)	$(6,335)	$4,240

Cash and cash equivalents, beginning of period	$6,204	$12,539	$-

Cash and cash equivalents, end of period	$4,240	$6,204	$4,240

F-5

WISHBONE PET PRODUCTS INC.

(A Development Stage Company)

Notes to the Financial Statement

April 30, 2014

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

The Company has accumulated a deficit of $67,522 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at April 30, 2014, the Company did not have assets or liabilities subject to fair value measurement.

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

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in Romania that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

F-8

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements

Note 4 Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at April 30, 2014, the total principal and interest accrued was $19,720.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at April 30, 2014, the total principal and interest accrued was $21,700.

Note 5 Subsequent events

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

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)

Rami Tabet	President, Principal Executive Officer, Secretary,
Treasurer, Principal Financial Officer, Principal
Age: 27	Accounting Officer and member of the Board of Directors.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rami Tabet	2014	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

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

Item 13: Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or officers;

●	Any person proposed as a nominee for election as a director;

●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	Our sole promoter, Rami Tabet;

●	Any relative or spouse of any of the foregoing persons who has the same house as such person;

●	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed by George Stewart, CPA for professional services rendered for the audit of our annual consolidated financial statements were:

2014	$4,100
2013	$3,900

Audit Related Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed for assurance and related services by George Stewart, CPA relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was:

2014	Nil
2013	Nil

Tax Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totalled:

2014	Nil
2013	Nil

All Other Fees

For the years ended April 30, 2014 and 2013, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totalled:

2014	$6,300
2013	$6,300

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

Item 15: Exhibits

The following exhibits are filed as part of this annual report.

Exhibits:

31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISHBONE PET PRODUCTS INC.

Dated: July 28, 2014	By:	/s/ Rami Tabet
Rami Tabet, President, Chief Executive Officer and Chief Financial Officer

