Form 10-Q
period 2014-10-31
Wishbone Pet Products Inc.
filed 2014-12-22
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

3,500,000 shares of common stock are issued and outstanding as of December 22, 2014.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

BALANCE SHEETS

	October 31, 2014	April 30, 2014
	Unaudited	Audited
ASSETS
Cash	$1,065	$4,240

TOTAL ASSETS	$1,065	$4,240

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$22,432	$17,762
Loans payable	37,000	37,000
	59,432	54,762

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(75,367)	(67,522)
	(58,367)	(50,522)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$1,065	$4,240

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

INCOME STATEMENTS

For the three and six months ended October 31, 2014 and 2013, and

For the period from July 30, 2009 (inception) to October 31, 2014

					From the Period
	For the three months ended		For the six months ended		July 30, 2009
	October 31,		October 31,		(inception) to
	2014	2013	2014	2013	Oct 31, 2014
OPERATING EXPENSES

Professional fees	$2,875	$4,775	$5,550	$5,250	48,036
General & administrative expenses	17	3,487	75	3,543	20,697

TOTAL EXPENSES	2,892	8,262	5,625	8,793	68,733

OPERATING LOSS	$(2,892)	$(8,262)	$(5,625)	$(8,793)	(68,733)

OTHER EXPENSES
Interest on loans	1,110	1,010	2,220	1,520	6,640

OTHER INCOME
Interest income	-	-	-	-	6

NET INCOME/(LOSS)	$(4,002)	$(9,272)	$(7,845)	$(10,313)	(75,367)

Net loss per share, basic and diluted	$(0.001)	$(0.003)	$(0.002)	$(0.003)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000	3,500,000	3,500,000

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period July 30, 2009 to October 31, 2014

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Capital	Deficit	Equity

Shares issued at $0.001	2,000,000	$2,000	$-	$-	$2,000
Net income/loss				(3,882)	(3,882)
Balance, April 30, 2010	2,000,000	$2,000	$-	$(3,882)	$(1,882)

Shares issued at $0.01	1,500,000	1,500	13,500		15,000
Net income/loss				(3,996)	(3,996)
Balance, April 30, 2011	3,500,000	$3,500	$13,500	$(7,878)	$9,122

Net income/loss				(5,200)	(5,200)
Balance, April 30, 2012	3,500,000	$3,500	$13,500	$(13,078)	$3,922

Net income/loss				(30,098)	(30,098)
Balance, April 30, 2013	3,500,000	$3,500	$13,500	$(43,176)	$(26,176)

Net income/loss				(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$13,500	$(67,522)	$(50,522)

Net income/loss				(7,845)	(7,845)
Balance, October 31, 2014	3,500,000	$3,500	$13,500	$(75,367)	$(58,367)

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended July 31, 2014 and 2013, and

For the period from July 30, 2009 (inception) to October 31, 2014

			From the period
	For the six months		July 30, 2009
	ended October 31,		(inception) to
	2014	2013	October 31, 2014

Net income/(loss)	$(7,845)	$(10,313)	$(75,367)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	4,670	337	22,432

Net cash used in operating activities	$(3,175)	$(9,976)	$(52,935)

Cash Flows from Investing Activities
	$-	$-	$-

Net cash used in investing activities	$-	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-	$17,000
Proceeds from loans payable	-	20,000	37,000

Net cash provided by financing activities	$-	$20,000	$54,000

Net cash flows from operations	$(3,175)	$10,024	$1,065

Cash and cash equivalents, beginning of period	$4,240	$6,204	$-

Cash and cash equivalents, end of period	$1,065	$16,228	$1,065

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

(A Development Stage Company)

Notes to the Financial Statement

October 31, 2014

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

The Company has accumulated a deficit of $75,367 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at October 31, 2014, the Company did not have assets or liabilities subject to fair value measurement.

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

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at October 31, 2014, the total principal and interest accrued was $20,740.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at October 31, 2014, the total principal and interest accrued was $22,900.

Note 5	Subsequent events

The Company evaluated all events or transaction that occurred after October 31, 2014 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

Six-Month Period Ended October 31, 2014 Compared to the Six-Month Period Ended October 31, 2013.

Our net loss for the six-month period ended October 31, 2014 was $7,845 (2013: $10,313), which consisted of professional fees of $5,550 (2013: $5,250), general and administration expenses of $75 (2013: $3,543), and interest on loans of $2,220 (2012: $1,520). We did not generate any revenue during either six-month period in fiscal 2014 or 2013. The higher expenses in the current fiscal year primarily relate to an increase in accounting and audit fees, as well as an increase in interest that it accruing on loans that we have accepted.

The weighted average number of shares outstanding was 3,500,000 for the six-month periods ended October 31, 2014 and 2013.

3

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2014, our current assets were $1,065 compared to $4,240 at April 30, 2014. As at October 31, 2014, our current liabilities were $59,432 compared to $54,762 at April 30, 2014. Current liabilities at October 31, 2014 were comprised of $37,000 in loans payable and $22,432 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $50,522 as of April 30, 2014 to $58,367 as of October 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2014, net cash flows used in operating activities were $3,175 consisting of a net loss of $7,845, which was offset by a $4,670 non-cash component of accounts payable. For the six-month period ended October 31, 2013, net cash flows used in operating activities were $9,976. Net cash flows used in operating activities were $52,935 for the period from our incorporation on July 30, 2009 to October 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. We did not generate any cash from financing activities in the six-month period ended October 31, 2014 or in the comparative period in fiscal 2013. For the period from our incorporation on July 30, 2009 to October 31, 2014, net cash provided by financing activities was $54,000 received from proceeds from issuance of common stock ($17,000) and from loans ($37,000).

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

ITEM 4. CONTROLS AND PROCEDURES.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISHBONE PET PRODUCTS INC.

Dated: December 22, 2014	By:	/s/ Rami Tabet
Rami Tabet
President and Chief Executive Officer and Chief Financial Officer

7