Form 10-Q
period 2015-01-31
Wishbone Pet Products Inc.
filed 2015-03-16
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

3,500,000 shares of common stock are issued and outstanding as of March 16, 2015.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

	January 31, 2015	April 30, 2014
	Unaudited	Audited
ASSETS
Cash	$388	$4,240

TOTAL ASSETS	$388	$4,240

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$18,793	$17,762
Loans payable	48,000	37,000
	66,793	54,762

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Shares subscribed	3,000	-
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(86,405)	(67,522)
	(66,405)	(50,522)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$388	$4,240

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

	For the three months		For the nine months
	ended January 31,		ended January 31,
	2015	2014	2015	2014
OPERATING EXPENSES

Professional fees	$2,775	$2,675	$8,325	$7,925
General & administrative expenses	6,945	4,239	7,020	7,783

TOTAL EXPENSES	9,720	6,914	15,345	15,708

OPERATING LOSS	$(9,720)	$(6,914)	$(15,345)	$(15,708)

OTHER EXPENSES
Interest on loans	1,318	1,110	3,538	2,630

OTHER INCOME
Interest income	-	-	-	-

NET INCOME/(LOSS)	$(11,038)	$(8,024)	$(18,883)	$(18,338)

Net loss per share, basic and diluted	$(0.003)	$(0.002)	$(0.005)	$(0.005)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000	3,500,000	3,500,000

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
	200,000,000 shares authorized				Additional		Total
	Shares	Par Value	Shares		Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed		Capital	Deficit	Equity
Balance, April 30, 2013	3,500,000	$3,500	$		$13,500	$(43,176)	$(26,176)

Net income/loss						(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$		$13,500	$(67,522)	$(50,522)

Shares subscribed a $0.02				3,000			3,000
Net income/loss						(18,883)	(18,883)
Balance, January 31, 2015	3,500,000	$3,500		$3,000	$13,500	$(86,405)	$(66,405)

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

STATEMENT OF CASH FLOWS

	For the nine months
	ended January 31,
	2015	2014

Net income/(loss)	$(18,883)	$(18,338)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	1,031	3,548

Net cash used in operating activities	$(17,852)	$(14,790)

Cash Flows from Investing Activities
	$-	$-

Net cash used in investing activities	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-
Shares subscribed	3,000
Proceeds from loans payable	11,000	20,000

Net cash provided by financing activities	$14,000	$20,000

Net cash flows from operations	$(3,852)	$5,210

Cash and cash equivalents, beginning of period	$4,240	$6,204

Cash and cash equivalents, end of period	$388	$11,414

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

Notes to the Interim Financial Statement

January 31, 2015

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

The Company has accumulated a deficit of $86,405 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at January 31, 2015, the Company did not have assets or liabilities subject to fair value measurement.

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

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has adopted the provisions of ASU 2014-10 for these financial statements.

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

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at January 31, 2015, the total principal and interest accrued was $21,250.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at January 31, 2015, the total principal and interest accrued was $23,500.

On December 12, 2014, the Company entered into a note payable in the amount of $11,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing December 04, 2014. As at January 31, 2015, the total principal and interest accrued was $11,208.

Note 5	Common Shares

During the nine months ended January 31, 2015, the Company received $3,000 from an investor for 150,000 common shares of the Company valued at $0.02 per share. These shares have not yet been issued.

Note 6	Subsequent events

The Company evaluated all events or transaction that occurred after January 31, 2015 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

Nine-Month Period Ended January 31, 2015 Compared to the Nine-Month Period Ended January 31, 2014.

Our net loss for the nine-month period ended January 31, 2015 was $18,883 (2014: $18,338), which consisted of professional fees of $8,325 (2014: $7,925), general and administration expenses of $7,020 (2014: $7,783), and interest on loans of $3,538 (2014: $2,630). We did not generate any revenue during either nine-month period in fiscal 2015 or 2014. The slightly higher expenses in the current fiscal year primarily relate to an increase in accounting and audit fees, as well as an increase in interest that it accruing on loans that we have accepted.

The weighted average number of shares outstanding was 3,500,000 for the nine-month periods ended January 31, 2015 and 2014.

3

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2015, our current assets were $338 compared to $4,240 at April 30, 2014. As at January 31, 2015, our current liabilities were $66,793 compared to $54,762 at April 30, 2014. Current liabilities at January 31, 2015 were comprised of $48,000 in loans payable and $18,793 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $50,522 as of April 30, 2014 to $66,405 as of January 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2015, net cash flows used in operating activities were $17,852 consisting of a net loss of $18,883, which was offset by a $1,031 non-cash component of accounts payable. For the nine-month period ended January 31, 2015, net cash flows used in operating activities were $14,790.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. We generated $3,000 from share subscriptions received and $11,000 from loans during the nine-month period ended January 31, 2015. In the comparative period for fiscal 2014, we received $20,000 in loans.

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

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: March 16, 2015	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

7