Form 10-K
period 2015-04-30
Wishbone Pet Products Inc.
filed 2015-06-29
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-183839

WISHBONE PET PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2857 Sherwood Heights Drive, Oakville, Ontario, Canada

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2015, the registrant had 1,500,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.01, these non-affiliate shares have an aggregate market value of $15,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 29, 2015, the registrant had 3,500,000 shares of common stock with par value $0.001 issued and outstanding.

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

Item 1A: Risk Factors

Not applicable.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We do not own any real property interest. Our offices are located at 2857 Sherwood Heights Drive, Oakville, Ontario.

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

Results of Operations

We have not earned any revenue from our incorporation on July 30, 2009 to April 30, 2015. During the fiscal year ended April 30, 2015, we incurred net losses of $24,534 (2014: $24,346) consisting of $11,100 in professional fees (2014: $12,600), $8,456 in general and administrative expenses (2014: $8,007), and $4,978 in interest expense (2014: $3,740). Compared to our net loss in fiscal 2014 of $24,346, our losses in the current fiscal year were slightly higher primarily due to the increase in interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2015, our current assets consisted of $1,001 in cash and our total liabilities were $71,067, which consisted of loans payable of $48,000 and accounts payable and accrued liabilities of $23,067. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2015, net cash flows used in operating activities were ($10,229) consisting of our net loss for the period, adjusted for accounts payable that did not impact our cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2015, net cash from financing activities was $16,000, which consisted of loans ($11,000) and a share subscription ($5,000).

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

Going Concern

The independent auditors’ report accompanying our April 30, 2015 and 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

stewcpasea@aol.com

June 10, 2015

Board of Directors

Wishbone Pet Products Inc.

38th Street, New Sehaile

Beirut, Lebanon 5615

Dear Board Members:

I have audited the financial statements of Wishbone Pet Products Inc. for the years ended April 30, 2015 and 2014 and have issued my report thereon dated June 10, 2015. Professional standards require that I provide you with information about our responsibilities under generally accepted auditing standards, as well as certain information related to the planned scope and timing my audit. I have communicated such information in my letter to you dated June 10, 2015. Professional standards also require that I communicate to you the following information related to my audit.

Significant Audit Findings

Management is responsible for the selection and use of appropriate accounting policies. The significant accounting policies used by Wishbone Pet Products Inc. are described in Note 3 to the financial statements. No new accounting policies were adopted and the application of existing policies was not changed during fiscal 2015. I noted no transactions entered by the organization during the year for which there is a lack of authoritative guidance or consensus.

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected.

Certain financial statement disclosures are particularly sensitive because of their significance to financial statements users.

Difficulties Encountered in Performing the Audit

I encountered no significant difficulties in dealing with management in performing and completing my audit.

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a financial accounting, reporting, or auditing matter, whether or not resolved to my satisfaction, that could be significant to the financial statements or the auditor’s report. I am pleased to report that no such disagreements arose during the course of my audit.

Management Representations

I have requested certain representations from management that are included in the management representation letter dated June 10, 2015.

Sincerely,

/S/ George Stewart
George Stewart, CPA

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

	April 30, 2015	April 30, 2014

ASSETS
Cash	$1,011	$4,240

TOTAL ASSETS	$1,011	$4,240

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$23,067	$17,762
Loans payable	48,000	37,000
	71,067	54,762

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,500,000 common shares
Capital stock	$3,500	$3,500
Shares Subscribed	5,000
Additional paid-in capital	13,500	13,500
Deficit accumulated during the developmental stage	(92,056)	(67,522)
	(70,056)	(50,522)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$1,011	$4,240

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the years ended April 30, 2015 and 2014

	For the year ended April 30,
	2015	2014
OPERATING EXPENSES

Professional fees	$11,100	$12,600
General & administrative expenses	8,456	8,007

TOTAL EXPENSES	19,556	20,607

OPERATING LOSS	$(19,556)	$(20,607)

OTHER EXPENSES
Interest on loans	4,978	3,740

OTHER INCOME
Interest income	-	1

NET INCOME/(LOSS)	$(24,534)	$(24,346)

Net loss per share, basic and diluted	$(0.007)	$(0.007)

Weighted average common shares outstanding basic and diluted	3,500,000	3,500,000

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2013	3,500,000	$3,500	$-	$13,500	$(43,176)	$(26,176)

Net income/loss					(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

STATEMENT OF CASH FLOWS

	For the year ended April 30,
	2015	2014

Net income/(loss)	$(24,534)	$(24,346)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	5,305	2,382

Net cash used in operating activities	$(19,229)	$(21,964)

Cash Flows from Investing Activities	$-	$-

Net cash used in investing activities	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$-
Shares subscribed	5,000
Proceeds from loans payable	11,000	20,000

Net cash provided by financing activities	$16,000	$20,000

Net cash flows from operations	$(3,229)	$(1,964)

Cash and cash equivalents, beginning of period	$4,240	$6,204

Cash and cash equivalents, end of period	$1,011	$4,240

See accompanying notes to consolidated financial statements.

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statement

April 30, 2015

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

The Company has accumulated a deficit of $92,056 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has adopted the provisions of ASU 2014-10 for these financial statements.

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

Note 4 Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at April 30, 2015, the total principal and interest accrued was $21,760.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at April 30, 2015, the total principal and interest accrued was $24,100.

On December 12, 2014, the Company entered into a note payable in the amount of $11,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing December 04, 2014. As at April 30, 2015, the total principal and interest accrued was $11,538.

Note 5 Common Shares

During the year ended April 30, 2015, the Company received $5,000 from investors for 250,000 common shares of the Company valued at $0.02 per share. These shares have not yet been issued.

Note 6 Subsequent events

The Company evaluated all events or transaction that occurred after April 30, 2015 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, April 30, 2015. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2015 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2015, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

 The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Rami Tabet	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer,
Age: 28	Principal Accounting Officer and member of the Board of Directors.

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

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rami Tabet	2015	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Item 13: Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;

*	Any person proposed as a nominee for election as a director;

*	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

*	Our sole promoter, Rami Tabet;

*	Any relative or spouse of any of the foregoing persons who has the same house as such person;

*	Immediate family members of directors, director nominees, executive

*	officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2015 and 2014, the aggregate fees billed by George Stewart, CPA for professional services rendered for the audit of our annual consolidated financial statements were:

2015	$2,200
2014	$4,100

Audit Related Fees

For the years ended April 30, 2015 and 2014, the aggregate fees billed for assurance and related services by George Stewart, CPA relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were:

2015	Nil
2014	Nil

Tax Fees

For the years ended April 30, 2015 and 2014, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totaled:

2015	Nil
2014	Nil

All Other Fees

For the years ended April 30, 2015 and 2014, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totaled:

2015	$6,600
2014	$6,300

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

WISHBONE PET PRODUCTS INC.

Dated: June 29, 2015	By:	/s/ Rami Tabet
Rami Tabet, President, Chief Executive Officer and Chief Financial Officer

