Form 10-Q
period 2015-07-31
Wishbone Pet Products Inc.
filed 2015-09-14
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

3,750,000 shares of common stock are issued and outstanding as of September 14, 2015.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

	July 31, 2015	April 30, 2015

ASSETS
Cash	$681	$1,011

TOTAL ASSETS	$681	$1,011

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$25,286	$23,067
Loans payable	58,000	48,000
	83,286	71,067

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,750,000 sh (3,500,000 - Apr 2015)
Capital stock	$3,750	$3,500
Shares Subscribed	-	5,000
Additional paid-in capital	18,250	13,500
Deficit accumulated during the developmental stage	(104,605)	(92,056)
	(82,605)	(70,056)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$681	$1,011

See accompanying notes to consolidated financial statements.

F-1

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the three months ended July 31, 2015 and 2014

	For the three months
	ended July 31,
	2015	2014
OPERATING EXPENSES

Professional fees	$4,875	$2,675
General & administrative expenses	6,116	59

TOTAL EXPENSES	10,991	2,734

OPERATING LOSS	$(10,991)	$(2,734)

OTHER EXPENSES
Interest on loans	1,557	1,110

OTHER INCOME
Interest income	-	1

NET INCOME/(LOSS)	$(12,548)	$(3,843)

Net loss per share, basic and diluted	$(0.003)	$(0.001)

Weighted average common shares outstanding basic and diluted	3,644,022	3,500,000

See accompanying notes to consolidated financial statements.

F-2

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2013	3,500,000	$3,500	$-	$13,500	$(43,176)	$(26,176)

Net income/loss					(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(12,548)	(12,548)
Balance, July 31, 2015	3,750,000	$3,750	$-	$18,250	$(104,605)	$(82,605)

See accompanying notes to consolidated financial statements.

F-3

WISHBONE PET PRODUCTS INC.

STATEMENT OF CASH FLOWS

	For the three months
	ended July 31,
	2015	2014

Net income/(loss)	$(12,548)	$(3,843)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	2,218	685

Net cash used in operating activities	$(10,330)	$(3,158)

Cash Flows from Investing Activities	$-	$-

Net cash used in investing activities	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$5,000	$-
Shares subscribed	(5,000)	-
Proceeds from loans payable	10,000	-

Net cash provided by financing activities	$10,000	$-

Net cash flows from operations	$(330)	$(3,158)

Cash and cash equivalents, beginning of period	$1,011	$4,240

Cash and cash equivalents, end of period	$681	$1,082

See accompanying notes to consolidated financial statements.

F-4

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statement (Unaudited)

July 31, 2015

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

The Company has accumulated a deficit of $104,605 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2015 annual financial statements. Operating results for the three month period ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ended April 30, 2016.

F-5

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements for the year ended April 30, 2015.

Note 4 Recently issued accounting pronouncements

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

Note 5 Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at July 31, 2015, the total principal and interest accrued was $22,270.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at July 31, 2015, the total principal and interest accrued was $24,700.

On December 12, 2014, the Company entered into a note payable in the amount of $11,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing December 04, 2014. As at July 31, 2015, the total principal and interest accrued was $11,868.

F-6

On June 26, 2015, the Company entered into a note payable in the amount of $10,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at July 31, 2015, the total principal and interest accrued was $10,117.

Note 6 Common Shares

During the period ended July 31, 2015, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 7 Subsequent events

The Company evaluated all events or transaction that occurred after July 31, 2015 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

F-7

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Wishbone Pet Products Inc. was incorporated under the laws of the State of Nevada, U.S. on July 30, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on February 14, 2013. We have filed post-effective amendments to this registration statement, but as of the date of this quarterly report, the Securities & Exchange Commission has not declared any such amendments effective.

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

Three-Month Period Ended July 31, 2015 Compared to the Three-Month Period Ended July 31, 2014.

Our net loss for the three-month period ended July 31, 2015 was $12,548 (2014: $3,843), which consisted of professional fees of $4,875 (2014: $2,675), general and administration expenses of $6,116 (2014: $59), and interest on loans of $1,557 (2014: $1,110). We did not generate any revenue during either three-month period in fiscal 2015 or 2014. The higher expenses in the current fiscal year primarily relate to an increase in accounting, audit, and transfer agent fees, as well as an increase in interest that it accruing on loans that we have accepted.

The weighted average number of shares outstanding was 3,644,022 for the three-month periods ended July 31, 2015 (2014: 3,500,000). As of the date of this quarterly report, our issued and outstanding capital consists of 3,750,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2015, our current assets were $681 compared to $1,011 at April 30, 2015. As at July 31, 2015, our current liabilities were $83,286 compared to $71,067 at April 30, 2015. Current liabilities at July 31, 2015 were comprised of $58,000 in loans payable and $25,286 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $70,056 as of April 30, 2015 to $82,605 as of July 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2015, net cash flows used in operating activities were $10,330 consisting of a net loss of $12,548, which was offset by a $2,218 non-cash component of accounts payable. For the three-month period ended July 31, 2014, net cash flows used in operating activities were $3,158.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the three-month period ended July 31, 2015, we received $10,000 in proceeds as a shareholder loan. We did not generate any cash from financing activities in the three-month period ended July 31, 2014.

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

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISHBONE PET PRODUCTS INC.

Dated: September 14, 2015	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer
and Chief Financial Officer

