Form 10-Q
period 2015-10-31
Wishbone Pet Products Inc.
filed 2016-01-28
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

3,750,000 shares of common stock are issued and outstanding as of January 27, 2016.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

(Unaudited)

	October 31, 2015	April 30, 2015

ASSETS
Cash	$662	$1,011

TOTAL ASSETS	$662	$1,011

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$32,314	$23,067
Loans payable	58,000	48,000
	90,314	71,067

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,750,000 common shares
Capital stock	$3,750	$3,500
Shares subscribed	-	5,000
Additional paid-in capital	18,250	13,500
Deficit accumulated during the developmental stage	(111,652)	(92,056)
	(89,652)	(70,056)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$662	$1,011

See accompanying notes to consolidated financial statements.

F-1

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the three and six months ended October 31, 2015 and 2014

(Unaudited)

	For the three months		For the six months
	ended October 31,		ended October 31,
	2015	2014	2015	2014
OPERATING EXPENSES

Professional fees	$2,615	$2,875	$7,550	$5,550
General & administrative expenses	2,693	17	8,749	75

TOTAL EXPENSES	5,308	2,892	16,299	5,625

OPERATING LOSS	$(5,308)	$(2,892)	$(16,299)	$(5,625)

OTHER EXPENSES
Interest on loans	1,740	1,110	3,297	2,220

OTHER INCOME
Interest income	-	-	-	-

NET INCOME/(LOSS)	$(7,048)	$(4,002)	$(19,596)	$(7,845)

Net loss per share, basic and diluted	$(0.002)	$(0.001)	$(0.005)	$(0.002)

Weighted average common shares outstanding basic and diluted	3,750,000	3,500,000	3,750,000	3,500,000

See accompanying notes to consolidated financial statements.

F-2

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2013	3,500,000	$3,500	$-	$13,500	$(43,176)	$(26,176)

Net income/loss					(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(19,596)	(19,596)
Balance, October 31, 2015	3,750,000	$3,750	$-	$18,250	$(111,652)	$(89,652)

See accompanying notes to consolidated financial statements.

F-3

WISHBONE PET PRODUCTS INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months
	ended October 31,
	2015	2014

Net income/(loss)	$(19,596)	$(7,845)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	9,247	4,670

Net cash used in operating activities	$(10,349)	$(3,175)

Cash Flows from Investing Activities
	$-	$-

Net cash used in investing activities	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$5,000	$-
Shares subscribed	(5,000)	-
Proceeds from loans payable	10,000	-

Net cash provided by financing activities	$10,000	$-

Net cash flows from operations	$(349)	$(3,175)

Cash and cash equivalents, beginning of period	$1,011	$4,240

Cash and cash equivalents, end of period	$662	$1,065

See accompanying notes to consolidated financial statements.

F-4

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statement (Unaudited)

October 31, 2015

Note 1. Nature and Continuance of Operations

Wishbone Pet Products Inc. was incorporated in the State of Nevada on July 30, 2009. The Company has been in the development stage since its formation and has not realized any revenues from its planned operations. The Company is primarily engaged in the business of developing, manufacturing, marketing and selling dog waste removal devices.

The Company has chosen an April 30 fiscal year end.

Note 2. Basis of Presentation – Going Concern Uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company is at its early stages of development and has limited operations, and has sustained operating losses resulting in a deficit.

The Company has accumulated a deficit of $111,652 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3. Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2015 annual financial statements. Operating results for the three month period ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ended April 30, 2016.

F-5

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements for the year ended April 30, 2015.

4. Recently issued accounting pronouncements

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

Note 5. Notes payable

On December 31, 2012, the Company entered into a note payable in the amount of $17,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing January 1, 2013. As at October 31, 2015, the total principal and interest accrued was $22,780.

On August 13, 2013, the Company entered into a note payable in the amount of $20,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at October 31, 2015, the total principal and interest accrued was $25,300.

On December 12, 2014, the Company entered into a note payable in the amount of $11,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum) commencing December 04, 2014. As at October 31, 2015, the total principal and interest accrued was $12,198.

F-6

On June 26, 2015, the Company entered into a note payable in the amount of $10,000. This note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). As at October 31, 2015, the total principal and interest accrued was $10,417.

Note 6. Common Shares

During the period ended October 31, 2015, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 7. Subsequent events

The Company evaluated all events or transaction that occurred after October 31, 2015 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

Six-Month Period Ended October 31, 2015 Compared to the Six-Month Period Ended October 31, 2014.

Our net loss for the six-month period ended October 31, 2015 was $19,596 (2014: $7,845), which consisted of professional fees of $7,550 (2014: $5,550), general and administration expenses of $8,749 (2014: $75), and interest on loans of $3,297 (2014: $2,220). We did not generate any revenue during either six-month period in fiscal 2015 or 2014. The higher expenses in the current fiscal year primarily relate to an increase in accounting and audit fees, as well as an increase in interest that it accruing on loans that we have accepted.

The weighted average number of shares outstanding was 3,750, 000 for the six-month period ended October 31, 2015 and 3,500,000 for the six-month period ended 2014.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2015, our current assets were $662 compared to $1,011 at April 30, 2015. As at October 31, 2015, our current liabilities were $90,314 compared to $71,067 at April 30, 2015. Current liabilities at October 31, 2015 were comprised of $58,000 in loans payable and $32,314 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $70,056as of April 30, 2015 to $89,652 as of October 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2015, net cash flows used in operating activities were $10,349 consisting of a net loss of $19,596, which was offset by a $9,247non-cash component of accounts payable. For the six-month period ended October 31, 2014, net cash flows used in operating activities were $3,175.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. We generate $10,000 from financing activities in the six-month period ended October 31, 2015 and nil in the comparative period in fiscal 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: January 28, 2016	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

