Form 10-K/A
period 2015-04-30
Wishbone Pet Products Inc.
filed 2016-03-09
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55588

WISHBONE PET PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2857 Sherwood Heights Drive, Oakville, Ontario, Canada

(Address of principal executive offices)

Registrant’s telephone number, including area code: (844)209-3230

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

As of March 9, 2016, the registrant had 1,750,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.02, these non-affiliate shares have an aggregate market value of $35,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 9, 2016, the registrant had 3,750,000 shares of common stock with par value $0.001 issued and outstanding.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are not quoted for trading on any recognized stock exchange or quotation system. There are no warrants, options, or convertible securities outstanding by which any person has the right to acquire any additional shares of our common stock. As of the date of this annual report we have 33 shareholders of record.

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

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wishbone Pet Products Inc.

I have audited the accompanying balance sheets of Wishbone Pet Products Inc. as of April 30, 2015 and 2014, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2015. Wishbone Pet Products management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wishbone Pet Products Inc., as of April 30, 2015 and 2014, and the results of its operations and cash flows for each of the years in the two-year period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ George Stewart

Seattle, Washington

June 10, 2015

March 8, 2016

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

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Rami Tabet	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal
Age: 28	Accounting Officer and member of the Board of Directors.

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

WISHBONE PET PRODUCTS INC.

Dated: March 9, 2016	By:	/s/ Rami Tabet
Rami Tabet, President, Chief Executive Officer and Chief Financial Officer

