Form 10-Q
period 2016-01-31
Wishbone Pet Products Inc.
filed 2016-03-22
CIK 1557668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

3,750,000 shares of common stock are issued and outstanding as of March 16, 2016.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

(Unaudited)

	January 31, 2016	April 30, 2015

ASSETS
Cash	$649	$1,011

TOTAL ASSETS	$649	$1,011

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$33,784	$23,067
Loans payable	62,500	48,000
	96,284	71,067

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,750,000 common shares
Capital stock	$3,750	$3,500
Shares subscribed	-	5,000
Additional paid-in capital	18,250	13,500
Deficit accumulated during the developmental stage	(117,635)	(92,056)
	(95,635)	(70,056)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$649	$1,011

F-1

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the three and nine months ended January 31, 2016 and 2015

(Unaudited)

	For the three months		For the nine months
	ended January,		ended January 31,
	2016	2015	2016	2015
OPERATING EXPENSES

Professional fees	$2,975	$2,775	$10,525	$8,325
General & administrative expenses	1,267	6,945	10,016	7,020

TOTAL EXPENSES	4,242	9,720	20,541	15,345

OPERATING LOSS	$(4,242)	$(9,720)	$(20,541)	$(15,345)

OTHER EXPENSES
Interest on loans	1,741	1,318	5,038	3,538

OTHER INCOME
Interest income	-	-	-	-

NET INCOME/(LOSS)	$(5,983)	$(11,038)	$(25,579)	$(18,883)

Net loss per share, basic and diluted	$(0.002)	$(0.003)	$(0.007)	$(0.005)

Weighted average common shares outstanding basic and diluted	3,750,000	3,500,000	3,750,000	3,500,000

F-2

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2013	3,500,000	$3,500	$-	$13,500	$(43,176)	$(26,176)

Net income/loss					(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(25,579)	(25,579)
Balance, January 31, 2016	3,750,000	$3,750	$-	$18,250	$(117,635)	$(95,635)

F-3

WISHBONE PET PRODUCTS INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months
	ended January 31,
	2016	2015

Net income/(loss)	$(25,579)	$(18,883)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	10,717	1,031

Net cash used in operating activities	$(14,862)	$(17,852)

Cash Flows from Investing Activities	$-	$-

Net cash used in investing activities	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$5,000	$-
Shares subscribed	(5,000)	3,000
Proceeds from loans payable	14,500	11,000

Net cash provided by financing activities	$14,500	$14,000

Net cash flows from operations	$(362)	$(3,852)

Cash and cash equivalents, beginning of period	$1,011	$4,240

Cash and cash equivalents, end of period	$649	$388

F-4

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statement (Unaudited)

January 31, 2016

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

The Company has accumulated a deficit of $117,635 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2015 annual financial statements. Operating results for the nine month period ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ended April 30, 2016.

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

Note 5 Notes payable

The Company entered into 5 note payables. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	17,000	6,290	23,290
Aug 13 13	20,000	5,900	25,900
Dec 04 14	11,000	1,528	12,528
Jun 26 15	10,000	717	10,717
Jan 25 16	4,500	1	4,501
	$62,500	$14,435	$76,935

F-6

Note 6 Common Shares

During the period ended January 31, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 7 Subsequent events

The Company evaluated all events or transaction that occurred after January 31, 2016 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

Nine-Month Period Ended January 31, 2016 Compared to the Nine-Month Period Ended January 31, 2015.

Our net loss for the nine-month period ended January 31, 2016 was $25,579 (2015: $18,883), which consisted of professional fees of $10,525 (2015: $8,325), general and administration expenses of $10,016 (2015: $7,020), and interest on loans of $5,038 (2015: $3,538). We did not generate any revenue during either nine-month period in fiscal 2016 or 2015. The slightly higher expenses in the current fiscal year primarily relate to an increase in general expenses and accounting fees, as well as an increase in interest that it accruing on loans that we have accepted.

The weighted average number of shares outstanding was 3,750,000 for the nine-month period ended January 31, 2016 and 3,500,000 for the nine-month period ended January 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2016, our current assets were $649 compared to $1,011 at April 30, 2015. As at January 31, 2016, our current liabilities were $96,284 compared to $71,067 at April 30, 2015. Current liabilities at January 31, 2016 were comprised of $62,500 in loans payable and $33,784 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $70,056 as of April 30, 2015 to $95,635 as of January 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2016, net cash flows used in operating activities were $14,862 consisting of a net loss of $25,579, which was offset by a $10,717 non-cash component of accounts payable. For the nine-month period ended January 31, 2015, net cash flows used in operating activities were $17,852.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. In the nine-month period ended January 31, 2016, we received $5,000 in proceeds relating to our issuance of stock and $14,500 in loans. In the comparative period for fiscal 2015, we generated $3,000 from share subscriptions received and $11,000 from loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: March 16, 2016	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

