Form 10-K
period 2016-04-30
Wishbone Pet Products Inc.
filed 2016-08-16
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Registrant’s telephone number, including area code: (888) 209-3230

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

As of July 29, 2016, the registrant had 1,750,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.02, these non-affiliate shares have an aggregate market value of $35,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 29, 2016, the registrant had 3,750,000 shares of common stock with par value $0.001 issued and outstanding.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted for trading on the OTC Markets’ Pink Sheets on March 3, 2016. However, no trades have occurred through the facilities of the OTC Markets since the date of quotation.

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

Results of Operations

We have not earned any revenue from our incorporation on July 30, 2009 to April 30, 2016. During the fiscal year ended April 30, 2016, we incurred net losses of $48,554 (2015: $24,534) consisting of $16,000 in professional fees (2015: $11,100), $25,375 in general and administrative expenses (2014: $8,456), and $7,179 in interest expense (2015: $4,978). Compared to our net loss in fiscal 2015 of $24,534, our losses in the current fiscal year were higher primarily due to the increase in general and administrative expenses related to obtaining our quotation for trading on OTC Markets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2016, our current assets consisted of $635 in cash and our total liabilities were $119,245, which consisted of loans payable of $80,225 and accounts payable and accrued liabilities of $39,020. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2016, net cash flows used in operating activities were ($48,554) consisting of our net loss for the period, adjusted for accounts payable ($15,953) that did not impact our cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2016, net cash from financing activities was $32,225, which consisted entirely of loans. We sold a total of 250,000 shares of our common stock during the year for proceeds of $5,000, which was offset by the number of shares subscribed.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2016 and 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wishbone Pet Products Inc.

I have audited the accompanying balance sheets of Wishbone Pet Products Inc. as of April 30, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended April 30, 2016. Wishbone Pet Products Inc.’s management is responsible for these financial statements.. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wishbone Pet Products Inc., as of April 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 2 to the financial statements, the Company has had minimal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Seattle, Washington

August 15, 2016

F-1

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

	April 30, 2016	April 30, 2015

ASSETS
Cash	$635	$1,011

TOTAL ASSETS	$635	$1,011

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$39,020	$23,067
Loans payable	80,225	48,000
	119,245	71,067

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,750,000 common shares
Capital stock	$3,750	$3,500
Shares subscribed	-	5,000
Additional paid-in capital	18,250	13,500
Deficit accumulated during the developmental stage	(140,610)	(92,056)
	(118,610)	(70,056)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$635	$1,011

See accompanying notes to consolidated financial statements.

F-2

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the years ended April 30, 2015 and 2014

	For the year ended
	April 30,
	2016	2015
OPERATING EXPENSES

Professional fees	$16,000	$11,100
General & administrative expenses	25,375	8,456

TOTAL EXPENSES	41,375	19,556

OPERATING LOSS	$(41,375)	$(19,556)

OTHER EXPENSES
Interest on loans	7,179	4,978

OTHER INCOME
Interest income	-	-

NET INCOME/(LOSS)	$(48,554)	$(24,534)

Net loss per share, basic and diluted	$(0.013)	$(0.007)

Weighted average common shares outstanding basic and diluted	3,723,361	3,500,000

See accompanying notes to consolidated financial statements.

F-3

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2013	3,500,000	$3,500	$-	$13,500	$(43,176)	$(26,176)

Net income/loss					(24,346)	(24,346)
Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(48,554)	(48,554)
Balance, April 30, 2016	3,750,000	$3,750	$-	$18,250	$(140,610)	$(118,610)

See accompanying notes to consolidated financial statements.

F-4

WISHBONE PET PRODUCTS INC.

STATEMENT OF CASH FLOWS

	For the year ended
	April 30,
	2016	2015

Net income/(loss)	$(48,554)	$(24,534)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	15,953	5,305

Net cash used in operating activities	$(32,601)	$(19,229)

Cash Flows from Investing Activities	$-	$-

Net cash used in investing activities	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$5,000	$-
Shares subscribed	(5,000)	5,000
Proceeds from loans payable	32,225	11,000

Net cash provided by financing activities	$32,225	$16,000

Net cash flows from operations	$(376)	$(3,229)

Cash and cash equivalents, beginning of period	$1,011	$4,240

Cash and cash equivalents, end of period	$635	$1,011

See accompanying notes to consolidated financial statements.

F-5

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statement

April 30, 2016

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

The Company has accumulated a deficit of $140,610 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

F-7

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at April 30, 2016, the Company did not have assets or liabilities subject to fair value measurement.

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

F-8

Note 4 Notes payable

The Company entered into 6 note payables. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	17,000	6,800	23,800
Aug 13 13	20,000	6,500	26,500
Dec 04 14	11,000	1,858	12,858
Jun 26 15	10,000	1,017	11,017
Jan 25 16	4,500	136	4,636
Mar 22 16	17,725	266	17,991

	$80,225	$16,576	$96,801

Note 5 Common Shares

During the year ended April 30, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 6 Subsequent events

The Company evaluated all events or transaction that occurred after April 30, 2016 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

F-9

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, April 30, 2016. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2016 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2016, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Rami Tabet	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal
Age: 29	Accounting Officer and member of the Board of Directors.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rami Tabet	2016	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2016 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Rami Tabet	2,000,000	57.14%
Common Stock	Directors and officers as a group consisting of one person	2,000,000	57.14%

The percent of class is based on 3,750,000 shares of common stock issued and outstanding as of the date of this annual report.

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2016 and 2015, the aggregate fees billed by George Stewart, CPA for professional services rendered for the audit of our annual consolidated financial statements were:

2016	$2,000
2015	$2,200

Audit Related Fees

For the years ended April 30, 2016 and 2015, the aggregate fees billed for assurance and related services by George Stewart, CPA relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were:

2016	Nil
2015	Nil

Tax Fees

For the years ended April 30, 2016 and 2015, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totaled:

2016	Nil
2015	Nil

All Other Fees

For the years ended April 30, 2016 and 2015, the aggregate fees billed by George Stewart, CPA for other non-audit professional services, other than those services listed above, totaled:

2016	$6,800
2015	$6,600

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

WISHBONE PET PRODUCTS INC.

Dated: August 16, 2016	By:	/s/ Rami Tabet
Rami Tabet, President, Chief Executive Officer
and Chief Financial Officer

