Form 10-Q
period 2016-07-31
Wishbone Pet Products Inc.
filed 2016-09-23
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

3,750,000 shares of common stock are issued and outstanding as of September 21, 2016.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

(Unaudited)

	July 31, 2016	April 30, 2016
		(Audited)
ASSETS
Cash	$3,322	$635

TOTAL ASSETS	$3,322	$635

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Accounts payable & Accrued liabilities	$45,112	$39,020
Loans payable	82,925	80,225
	128,037	119,245

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,750,000 common shares
Capital stock	$3,750	$3,750
Shares subscribed	-	-
Additional paid-in capital	18,250	18,250
Deficit accumulated during the developmental stage	(146,715)	(140,610)
	(124,715)	(118,610)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$3,322	$635

  WISHBONE PET PRODUCTS INC.

  INCOME STATEMENTS

  For the three months ended July 31, 2016 and 2015

(Unaudited)

	For the three months
	ended July 31, 2016
	2016	2015
OPERATING EXPENSES

Professional fees	$2,975	$4,875
General & administrative expenses	724	6,116

TOTAL EXPENSES	3,699	10,991

OPERATING LOSS	$(3,699)	$(10,991)

OTHER EXPENSES
Interest on loans	2,406	1,557

OTHER INCOME
Interest income	-	-

NET INCOME/(LOSS)	$(6,105)	$(12,548)

Net loss per share, basic and diluted	$(0.002)	$(0.003)

Weighted average common shares outstanding basic and diluted	3,750,000	3,644,022

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(48,554)	(48,554)
Balance, April 30, 2016	3,750,000	$3,750	$-	$18,250	$(140,610)	$(118,610)

Net income/loss					(6,105)	(6,105)
Balance, July 31, 2016	3,750,000	$3,750	$-	$18,250	$(146,715)	$(124,715)

WISHBONE PET PRODUCTS INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months
	ended July 31,
	2016	2015

Net income/(loss)	$(6,105)	$(12,548)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	6,092	2,218

Net cash used in operating activities	$(13)	$(10,330)

Cash Flows from Investing Activities	$-	$-

Net cash used in investing activities	$-	$-

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$5,000
Shares subscribed	-	(5,000)
Proceeds from loans payable	2,700	10,000
Net cash provided by financing activities	$2,700	$10,000

Net cash flows from operations	$2,687	$(330)

Cash and cash equivalents, beginning of period	$635	$1,011

Cash and cash equivalents, end of period	$3,322	$681

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statement

July 31, 2016

(Unaudited)

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

The Company has accumulated a deficit of $146,715 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim condensed financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s April 30, 2016 annual financial statements. Operating results for the three month period ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ended April 30, 2017.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended April 30, 2016.

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

Note 4 Notes payable

The Company entered into 7 note payables. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	17,000	7,310	24,310
Aug 13 13	20,000	7,100	27,100
Dec 04 14	11,000	2,188	13,188
Jun 26 15	10,000	1,317	11,317
Jan 25 16	4,500	271	4,771
Mar 22 16	17,725	798	18,523
Jul 28 16	2,700		2,700
	$82,925	$18,983	$101,908

Note 5 Common Shares

During the year ended April 30, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 6 Subsequent events

The Company evaluated all events or transaction that occurred after July 31, 2016 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

Three-Month Period Ended July 31, 2016 Compared to the Three-Month Period Ended July 31, 2015.

Our net loss for the three-month period ended July 31, 2016 was $6,105 (2015: $12,548), which consisted of professional fees of $2,975 (2015: $4,875), general and administration expenses of $724 (2015: $6,116), and interest on loans of $2,406 (2015: $1,557). We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The higher expenses in the previous fiscal year primarily relate to an increase in accounting, audit, and transfer agent fees.

The weighted average number of shares outstanding was 3,750,000 for the three-month periods ended July 31, 2016 (2015: 3,644,022). As of the date of this quarterly report, our issued and outstanding capital consists of 3,750,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2016, our current assets were $3,322 compared to $635 at April 30, 2016. As at July 31, 2016, our current liabilities were $128,037 compared to $119,245 at April 30, 2016. Current liabilities at July 31, 2016 were comprised of $82,925 in loans payable and $45,112 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $146,715 as of April 30, 2016 to $118,610 as of July 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2016, net cash flows used in operating activities were $13 consisting of a net loss of $6,105, which was offset by a $6,092 non-cash component of accounts payable. For the three-month period ended July 31, 2015, net cash flows used in operating activities were $10,330.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the three-month period ended July 31, 2016, we received a shareholder loan of $2,700. In the comparable period in 2015, we received $10,000 in proceeds as a shareholder loan.

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

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: September 22, 2016	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

