Form 10-Q
period 2016-10-31
Wishbone Pet Products Inc.
filed 2016-12-29
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

3,750,000 shares of common stock are issued and outstanding as of December 29, 2016.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

CONDENSED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(unaudited)	(Audited)
ASSETS
Current Assets
Cash	$609	$635

TOTAL CURRENT ASSETS	$609	$635

LIABILITIES & SHAREHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued liabilities	$44,767	$39,020
Loans payable	88,086	80,225
TOTAL CURRENT LIABILITIES	132,853	119,245

COMMITMENTS & CONTINGENCIES	$-	$-

SHAREHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001 Issued and outstanding: 3,750,000 common shares	$3,750	$3,750
Additional paid-in capital	18,250	18,250
Accumulated Deficit	(154,244)	(140,610)
TOTAL SHAREHOLDER’S EQUITY	(132,244)	(118,610)

TOTAL LIABILITIES & SHAREHOLDER’S EQUITY	$609	$635

See accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

CONDENSED INCOME STATEMENTS

For the three and six months ended October 31, 2016 and 2015

(Unaudited)

	For the three months		For the six months
	ended October 31,		ended October 31,
	2016	2015	2016	2015
OPERATING EXPENSES

Professional fees	$2,975	$2,615	$5,950	$7,550
General & administrative expenses	2,065	2,693	2,789	8,749

TOTAL EXPENSES	5,040	5,308	8,739	16,299

OPERATING LOSS	$(5,040)	$(5,308)	$(8,739)	$(16,299)

OTHER EXPENSES
Interest on loans	2,488	1,740	4,895	3,297

NET INCOME/(LOSS)	$(7,528)	$(7,048)	$(13,634)	$(19,596)

Net loss per share, basic and diluted	$(0.002)	$(0.002)	$(0.004)	$(0.005)

Weighted average common shares outstanding basic and diluted	3,750,000	3,750,000	3,750,000	3,697,011

See accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity
Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(48,554)	(48,554)
Balance, April 30, 2016	3,750,000	$3,750	$-	$18,250	$(140,610)	$(118,610)

Net income/loss					(13,634)	(13,634)
Balance, October 31, 2016	3,750,000	$3,750	$-	$18,250	$(154,244)	$(132,244)

See accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months
	ended October 31,
	2016	2015
Net income/(loss)	$(13,634)	$(19,596)
Adjustments to reconcile net income to net cash:

Changes in current assets and liabilities:
Accounts payable	5,747	9,247

Net cash used in operating activities	$(7,887)	$(10,349)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$5,000
Shares subscribed	-	(5,000)
Proceeds from loans payable	7,861	10,000

Net cash provided by financing activities	$7,861	$10,000

Net decrease in cash	$(26)	$(349)

Cash and cash equivalents, beginning of period	$635	$1,011

Cash and cash equivalents, end of period	$609	$662

See accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

Notes to the Condensed Financial Statements

October 31, 2016

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

The Company has accumulated a deficit of $154,244 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim information. Accordingly, the financial statements do not include all of the information and note required by GAAP for complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2016 annual financial statements. Operating results for the six month period ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ended April 30, 2017.

There have been no changes in the accounting policies from those disclosed in the notes to the audited condensed financial statements for the year ended April 30, 2016.

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

The Company entered into 8 notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	17,000	7,820	24,820
Aug 13 13	20,000	7,700	27,700
Dec 04 14	11,000	2,518	13,518
Jun 26 15	10,000	1,617	11,617
Jan 25 16	4,500	406	4,906
Mar 22 16	17,725	1,329	19,054
Jul 28 16	2,700	81	2,781
Oct 31 16	5,161	-	5,161

	88,086	21,471	109,557

Note 5 Common Shares

During the year ended April 30, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 6 Subsequent events

The Company evaluated all events or transaction that occurred after October 31, 2016 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Wishbone Pet Products Inc. was incorporated under the laws of the State of Nevada, U.S. on July 30, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on February 14, 2013. We have filed post-effective amendments to this registration statement, on September 4, 2015 the Securities & Exchange Commission declared the amendments effective.

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

Three-Month Period Ended October 31, 2016 Compared to the Three-Month Period Ended October 31, 2015.

Our net loss for the three-month period ended October 31, 2016 was $7,528 (2015: $7,048), which consisted of professional fees of $2,975 (2015: $2,615), general and administration expenses of $2,065 (2015: $2,693), and interest on loans of $2,488 (2015: $1,740). We did not generate any revenue during either three-month period in fiscal 2016 or 2015. The slightly higher loss in the current fiscal year primarily relate to an increase in accounting, audit, and interest expense.

The weighted average number of shares outstanding was 3,750,000 for the three-month periods ended October 31, 2016 and 2015. As of the date of this quarterly report, our issued and outstanding capital consists of 3,750,000 shares of common stock.

Six-Month Period Ended October 31, 2016 Compared to the Six-Month Period Ended October 31, 2015.

Our net loss for the six-month period ended October 31, 2016 was $13,634 (2015: $19,596), which consisted of professional fees of $5,950 (2015: $7,550), general and administration expenses of $2,789 (2015: $8,749), and interest on loans of $4,895 (2015: $3,297). We did not generate any revenue during either six-month period in fiscal 2016 or 2015. The lower expenses in the current fiscal year primarily relate to a decrease in general expenses related to costs we incurred in obtaining DTC eligibility for our common stock.

The weighted average number of shares outstanding was 3,750,000 for the six-month period ended October 31, 2016 and 3,697,011 for the six-month period ended October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2016, our current assets were $609 compared to $635 at April 30, 2016. As at October 31, 2016, our current liabilities were $132,853 compared to $119,245 at April 30, 2016. Current liabilities at October 31, 2016 were comprised of $88,086 in loans payable and $44,767 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $140,610 as of April 30, 2016 to $154,244 as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2016, net cash flows used in operating activities were $7,887 consisting of a net loss of $13,634, which was offset by a $5,747 non-cash component of accounts payable. For the six-month period ended October 31, 2015, net cash flows used in operating activities were $10,349.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the six-month period ended October 31, 2016, we received shareholder loans of $7,861. In the comparable period in 2015, we received $10,000 in proceeds as a shareholder loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended October 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: December 29, 2016	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer
and Chief Financial Officer

