Form 10-Q
period 2017-01-31
Wishbone Pet Products Inc.
filed 2017-03-14
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

3,750,000 shares of common stock are issued and outstanding as of March 14, 2017.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WISHBONE PET PRODUCTS INC.

CONDENSED BALANCE SHEETS

	January 31, 2017	April 30, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$596	$635

TOTAL CURRENT ASSETS	$596	$635

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest	$47,874	$39,020
Loans payable	91,988	80,225
TOTAL CURRENT LIABILITIES	139,862	119,245

COMMITMENTS & CONTINGENCIES	$-	$-

STOCKHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001 Issued and outstanding: 3,750,000 common shares	$3,750	$3,750
Additional paid-in capital	18,250	18,250
Accumulated deficit	(161,266)	(140,610)
TOTAL STOCKHOLDER’S EQUITY	(139,266)	(118,610)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$596	$635

See accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

CONDENSED INCOME STATEMENTS

For the three and nine months ended January 31, 2017 and 2016

(Unaudited)

	For the three months		For the nine months
	ended January 31,		ended January 31,
	2017	2016	2017	2016
OPERATING EXPENSES

Professional fees	$2,975	$2,975	$8,925	$10,525
General & administrative expenses	1,404	1,267	4,194	10,016

TOTAL EXPENSES	4,379	4,242	13,119	20,541

OPERATING LOSS	$(4,379)	$(4,242)	$(13,119)	$(20,541)

OTHER EXPENSES
Interest on loans	2,643	1,741	7,537	5,038

NET INCOME/(LOSS)	$(7,022)	$(5,983)	$(20,656)	$(25,579)

Net loss per share, basic and diluted	$(0.002)	$(0.002)	$(0.006)	$(0.007)

Weighted average common shares outstanding, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000

See the accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2014	3,500,000	$3,500	$-	$13,500	$(67,522)	$(50,522)

Shares subscribed at $0.02			5,000			5,000
Net income/loss					(24,534)	(24,534)
Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,056)	$(70,056)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(48,554)	(48,554)
Balance, April 30, 2016	3,750,000	$3,750	$-	$18,250	$(140,610)	$(118,610)

Net income/loss					(20,656)	(20,656)
Balance, January 31, 2017	3,750,000	$3,750	$-	$18,250	$(161,266)	$(139,266)

See accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months
	ended January 31,
	2017	2016

Cash Flows from Operating Activities
Net income/(loss)	$(20,656)	$(25,579)

Changes in current assets and liabilities:
Accounts payable & accrued interest	8,854	10,717

Net cash used in operating activities	$(11,802)	$(14,862)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$5,000
Shares subscribed	-	(5,000)
Proceeds from loans payable	11,763	14,500

Net cash provided by financing activities	$11,763	$14,500

Net decrease in cash	$(39)	$(362)

Cash and cash equivalents, beginning of period	$635	$1,011

Cash and cash equivalents, end of period	$596	$649

See accompanying notes to the condensed financial statements

WISHBONE PET PRODUCTS INC.

Notes to the Condensed Financial Statements

January 31, 2017

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

The Company has accumulated a deficit of $161,266 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2016 annual financial statements. Operating results for the nine month period ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ended April 30, 2017.

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

Note 4 Notes Payable

The Company entered into 9 notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	$17,000	$8,330	$25,330
Aug 13 13	20,000	8,300	28,300
Dec 04 14	11,000	2,848	13,848
Jun 26 15	10,000	1,917	11,917
Jan 25 16	4,500	541	5,041
Mar 22 16	17,725	1,861	19,586
Jul 28 16	2,700	162	2,862
Oct 31 16	5,161	155	5,315
Jan 31 17	3,902	-	3,902
	$91,988	$24,114	$116,101

Note 5 Common Shares

During the year ended April 30, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 6 Subsequent events

The Company evaluated all events and transactions that occurred after January 31, 2017 up through date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

Nine-Month Period Ended January 31, 2017 Compared to the Nine-Month Period Ended January 31, 2016.

Our net loss for the nine-month period ended January 31, 2017 was $20,656 (2016: $25,579), which consisted of professional fees of $8,925 (2016: $10,525), general and administration expenses of $4,194 (2016: $10,016), and interest on loans of $7,537 (2016: $5,038). We did not generate any revenue during either nine-month period in fiscal 2017 or 2016. The lower expenses in the current fiscal year primarily relate to an decrease in general expenses.

The weighted average number of shares outstanding was 3,750,000 for the nine-month period ended January 31, 2017 and 3,750,000 for the nine-month period ended January 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2017, our current assets were $596 compared to $635 at April 30, 2016. As at January 31, 2017, our current liabilities were $139,862 compared to $119,245 at April 30, 2016. Current liabilities at January 31, 2017 were comprised of $91,988 in loans payable and $47,874 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $140,610 as of April 30, 2016 to $161,266 as of January 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2017, net cash flows used in operating activities were $11,802 consisting of a net loss of $20,656, which was offset by a $8,854 non-cash component of accounts payable. For the nine-month period ended January 31, 2016, net cash flows used in operating activities were $14,862.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. In the nine-month period ended January 31, 2017, we received $11,763 in proceeds relating to shareholder loans. In the comparative period for fiscal 2016, we generated $5,000 from share subscriptions received and $14,500 from loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: March 14, 2017	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer
and Chief Financial Officer

