Form 10-K
period 2017-04-30
Wishbone Pet Products Inc.
filed 2017-07-07
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

Registrant’s telephone number, including area code: (844) 209-3230

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 5, 2017, the registrant had 1,750,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $0.02, these non-affiliate shares have an aggregate market value of $35,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 5, 2017, the registrant had 3,750,000 shares of common stock with par value $0.001 issued and outstanding.

PART I

Item 1: Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

All dollar amounts refer to US dollars unless otherwise indicated.

Product Overview

We intend to commence business operations by developing, manufacturing, marketing, and selling dog waste removal devices. Our president, Rami Tabet, has designed a device concept that permits the user to enclose dog waste in a plastic bag this is contained inside of a sealed plastic case. The user can then dispose of the plastic bag without direct contact. To date, we have not manufactured or sold any dog waste removal devices. Mr. Tabet is in the process of preparing formal, graphic depictions of his dog waste removal product design, as well as the product specifications that he envisions, that will form the basis for a prototype design.

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

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer's most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

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

Market for the Product

Dog owners are under community pressure, and often legal requirements, to remove solid waste that their pets produce in public places and on the private property of third parties during walks. Failure of an owner to retrieve dog waste may be considered a public health and can result in an owner being subject to significant fines. While many owners use various forms of plastic bags to retrieve dog waste from the ground, this places the owner in close contact with the waste, which is considered unpleasant. Our business plan is based on the premise that dog owners will be prepared to purchase a dog waste retrieval product that allows them to collect and dispose of dog waste at a distance.

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

When Rule 144 is available, our affiliate stockholder shall be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company's common stock then outstanding; or

2.	the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

Results of Operations

We have not earned any revenue from our incorporation on July 30, 2009 to April 30, 2017. During the fiscal year ended April 30, 2017, we incurred net losses of $29,893 (2016: $48,554) consisting of $14,100 in professional fees (2016: $16,000), $5,496 in general and administrative expenses (2016: $25,375), and $10,297 in interest expense (2016: $7,179). Compared to our net loss in fiscal 2016 of $48,554, our losses in the current fiscal year were lower primarily due to the decrease in general and administrative expenses related to extra expenses that we incurred in fiscal 2016 in connection with obtaining our quotation for trading on OTC Markets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017, our current assets consisted of $583 in cash and our total liabilities were $149,085, which consisted of loans payable of $95,168 and accounts payable and accrued liabilities of $53,917. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2017, net cash flows used in operating activities were ($14,995) consisting of our net loss for the period, adjusted for accounts payable of $14,898 that did not impact our cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either shareholder loans or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2017, net cash from financing activities was $14,943, which consisted entirely of loans. In fiscal 2016, we received $32,225 in loans and sold a total of 250,000 shares of our common stock during the year for proceeds of $5,000, which was offset by the number of shares subscribed.

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

Going Concern

The independent auditors' report accompanying our April 30, 2017 and 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wishbone Pet Products, Inc.

We have audited the accompanying balance sheet of Wishbone Pet Products, Inc. as of April 30, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2017. Wishbone Pet Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wishbone Pet Products, Inc. as of April 30, 2017, and the results of its operations and its cash flows for the year ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC Spokane, Washington
July 5, 2017

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

/S/ George Stewart

Seattle, Washington

August 15, 2016

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

	April 30, 2017	April 30, 2016

ASSETS
Current Assets
Cash	$583	$635

TOTAL CURRENT ASSETS	$583	$635

LIABILITIES & STOCKHOLDER'S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest	$53,917	$39,020
Loans payable	95,168	80,225
TOTAL CURRENT LIABILITIES	149,085	119,245

Commitments and Contingencies	$-	$-

STOCKHOLDER'S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,750,000 common shares	$3,750	$3,750
Additional paid-in capital	18,250	18,250
Accumulated deficit	(170,502)	(140,610)
TOTAL STOCKHOLDER'S EQUITY	(148,502)	(118,610)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$583	$635

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the years ended April 30, 2017 and 2016

	For the year
	ended April 30,
	2017	2016
OPERATING EXPENSES

Professional fees	$14,100	$16,000
General & administrative expenses	5,496	25,375

TOTAL EXPENSES	19,596	41,375

OPERATING LOSS	$(19,596)	$(41,375)

OTHER EXPENSES
Interest on loans	10,297	7,179

NET INCOME/(LOSS)	$(29,893)	$(48,554)

Net loss per share, basic and diluted	$(0.008)	$(0.013)

Weighted average common shares outstanding basic and diluted	3,750,000	3,723,361

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock
	200,000,000 shares authorized
	Shares	Par Value $.001 per	Shares	Additional Paid in	Accumulated	Total Shareholder's
	Issued	share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2015	3,500,000	$3,500	$5,000	$13,500	$(92,055)	$(70,055)

Shares issued at $0.02	250,000	250	(5,000)	4,750		-
Net income/loss					(48,554)	(48,554)
Balance, April 30, 2016	3,750,000	$3,750	$-	$18,250	$(140,609)	$(118,609)

Net income/loss					(29,893)	(29,893)
Balance, April 30, 2017	3,750,000	$3,750	$-	$18,250	$(170,502)	$(148,502)

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENTS OF CASH FLOWS

	For the year
	ended April 30,
	2017	2016

Cash Flows from Operating Activities
Net income/(loss)	$(29,893)	$(48,554)

Changes in current assets and liabilities:
Accounts payable & accrued interest	14,898	15,953

Net cash used in operating activities	$(14,995)	$(32,601)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$-	$5,000
Shares subscribed	-	(5,000)
Proceeds from loans payable	14,943	32,225

Net cash provided by financing activities	$14,943	$32,225

Net decrease in cash	$(52)	$(376)

Cash and cash equivalents, beginning of period	$635	$1,011

Cash and cash equivalents, end of period	$583	$635

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statements

April 30, 2017

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

The Company has accumulated a deficit of $170,502 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

ASC Topic 820, in and of itself, does not require any fair value measurements. As at April 30, 2017, the Company did not have assets or liabilities subject to fair value measurement.

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

Note 4 Notes Payable

The Company entered into 10 notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	$17,000	$8,840	$25,840
Aug 13 13	20,000	8,900	28,900
Dec 04 14	11,000	3,178	14,178
Jun 26 15	10,000	2,217	12,217
Jan 25 16	4,500	676	5,176
Mar 22 16	17,725	2,393	20,118
Jul 28 16	2,700	243	2,943
Oct 31 16	5,161	309	5,470
Jan 31 17	3,902	117	4,019
Apr 28 17	3,180	-	3,180

	$95,168	$26,873	$122,041

Note 5 Common Shares

During the year ended April 30, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 6 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the years ended April 30, 2017 and 2016 as follows:

	For the year Ended
	April 30, 2017	April 30, 2016

Net loss for the period	$(29,893)	$(48,554)
Statutory and effective tax rate	34%	34%

Income tax expense (recovery) at the effective rate	$(10,164)	$(16,508)
Permanent differences	-	-
Tax losses carry forward deferred	10, 164	16,508

Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated non-capital income tax losses of $ 170,502. Under normal circumstances the losses will expire in the years 2030 to 2037.

As at April 30, 2017, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes	April 30, 2017	April 30, 2016

Tax loss carried forward	$170,502	$140,610

Deferred income tax assets	57,971	47,807
Valuation allowance	(57,971)	(47,807)

Deferred tax asset	$-	$-

The Company file income tax returns in the United States of America and in the State of Nevada. At April 30, 2017, the Company is subject to examination for all unfiled tax years.

Note 7 Subsequent events

The Company evaluated all events and transactions that occurred after April 30, 2017 up through the date the Company issued these financial statements and found no subsequent events that needed to be reported.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, April 30, 2017. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2017 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2017, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Rami Tabet Age: 30	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rami Tabet	2017	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our sole director is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Rami Tabet	2,000,000	53.33%
Common Stock	Directors and officers as a group consisting of one person	2,000,000	53.33%

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2017 and 2016, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant (for fiscal 2017) and George Stewart, CPA, our former principal accountant (for fiscal 2016), for professional services rendered for the audit of our annual financial statements and reviews of the quarterly financial statements were:

2017	$11,800
2016	$8,800

Audit Related Fees

For the years ended April 30, 2017 and 2016, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant (for fiscal 2017) and George Stewart, CPA, our former principal accountant (for fiscal 2016), for assurance and related services by George Stewart, CPA relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were:

2017	Nil
2016	Nil

Tax Fees

For the years ended April 30, 2017 and 2016, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant (for fiscal 2017) and George Stewart, CPA, our former principal accountant (for fiscal 2016), CPA for other non-audit professional services, other than those services listed above, totaled:

2017	Nil
2016	Nil

All Other Fees

For the years ended April 30, 2017 and 2016, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant (for fiscal 2017) and George Stewart, CPA, our former principal accountant (for fiscal 2016) for other non-audit professional services, other than those services listed above, totaled:

2017	Nil
2016	Nil

We do not use Fruci & Associates II, PLLC, and did not use George Stewart, CPA, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Fruci & Associates II, PLLC, and did not engage George Stewart CPA, to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Fruci & Associates II, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our board of directors who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

WISHBONE PET PRODUCTS INC.

Dated: July 7, 2017	By:	/s/ Rami Tabet
Rami Tabet, President, Chief Executive Officer and Chief Financial Officer

