Form 10-Q
period 2017-07-31
Wishbone Pet Products Inc.
filed 2017-09-14
CIK 1557668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:000-55588

WISHBONE PET PRODUCTS INC.

(Exact name of registrant as specified in its charter)

Nevada	Pending
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2857 Sherwood Heights Drive, Oakville, Ontario, L6J 7J9

(Address of principal executive offices) (Zip Code)

(844) 209-3230

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

3,750,000 shares of common stock are issued and outstanding as of September 14, 2017.

WISHBONE PET PRODUCTS INC.

Item 1. FINANCIAL INFORMATION

BALANCE SHEETS

	July 31, 2017	April 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$570	$583

TOTAL ASSETS	$570	$583

LIABILITIES & STOCKHOLDER'S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest	$54,857	$53,917
Loans payable	102,129	95,168
TOTAL CURRENT LIABILITIES	156,986	149,085

Commitments and Contingencies	$—	$—

STOCKHOLDER'S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001 Issued and outstanding: 3,750,000 common shares	$3,750	$3,750
Additional paid-in capital	18,250	18,250
Accumulated deficit	(178,416)	(170,502)
TOTAL STOCKHOLDER'S EQUITY	(156,416)	(148,502)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$570	$583

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the three months ended July 31, 2017 and 2016

(Unaudited)

	For the three months
	ended July 31,
	2017	2016
OPERATING EXPENSES

Professional fees	$2,975	$2,975
General & administrative expenses	1,945	724

TOTAL EXPENSES	4,920	3,699

OPERATING LOSS	$(4,920)	$(3,699)

OTHER EXPENSES
Interest on loans	2,994	2,406

NET INCOME/(LOSS)	$(7,914)	$(6,105)

Net loss per share, basic and diluted	$(0.002)	$(0.002)

Weighted average common shares outstanding basic and diluted	3,750,000	3,750,000

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized			Total
	Shares	Par Value	Paid in	Accumulated	Shareholder's
	Issued	$.001 per share	Capital	Deficit	Equity

Balance, April 30, 2016	3,750,000	$3,750	$18,250	$(140,609)	$(118,609)

Net income/loss				(29,893)	(29,893)
Balance, April 30, 2017	3,750,000	$3,750	$18,250	$(170,502)	$(148,502)

Net income/loss				(7,914)	(7,914)
Balance, July 31, 2017	3,750,000	$3,750	$18,250.00	$(178,416)	$(156,416)

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENTS OF CASH FLOWS

For the three months ended July 31, 2017 and 2016

(Unaudited)

	For the three months
	ended July 31,
	2017	2016

Cash Flows from Operating Activities
Net income/(loss)	$(7,914)	$(6,105)

Changes in current assets and liabilities:
Accounts payable & accrued interest	940	6,092

Net cash used in operating activities	$(6,974)	$(13)

Cash Flows from Financing Activities
Proceeds from loans payable	6,961	2,700

Net cash provided by financing activities	$6,961	$2,700

Net decrease in cash	$(13)	$2,687

Cash and cash equivalents, beginning of period	$583	$635

Cash and cash equivalents, end of period	$570	$3,322

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statements

July 31, 2017

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

The Company has accumulated a deficit of $178,416 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2017 annual financial statements. Operating results for the three month period ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ended April 30, 2018.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended April 30, 2017.

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

Note 4 Notes Payable

The Company entered into 11 notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	17,000	9,350	26,350
Aug 13 13	20,000	9,500	29,500
Dec 04 14	11,000	3,508	14,508
Jun 26 15	10,000	2,517	12,517
Jan 25 16	4,500	811	5,311
Mar 22 16	17,725	2,925	20,650
Jul 28 16	2,700	324	3,024
Oct 31 16	5,161	464	5,625
Jan 31 17	3,902	234	4,136
Apr 28 17	3,181	95	3,276
Jun 03 17	6,961	139	7,100

	102,130	29,867	131,997

Note 5 Common Shares

During the year ended April 30, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 6 Subsequent events

The Company evaluated all events and transactions that occurred after July 31, 2017 up through the date the Company issued these financial statements and found no subsequent events that needed to be reported.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Wishbone Pet Products Inc. was incorporated under the laws of the State of Nevada, U.S. on July 30, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on February 14, 2013. On July 21, 2017 we filed a post-effective amendments to this registration statement. July 25, 2017 the Securities & Exchange Commission declared the amendments effective.

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

Three-Month Period Ended July 31, 2017 Compared to the Three-Month Period Ended July 31, 2016.

Our net loss for the three-month period ended July 31, 2017 was $7,914 (2016: $6,105), which consisted of professional fees of $2,975 (2016: $2,975), general and administration expenses of $1,945 (2016: $724), and interest on loans of $2,994 (2016: $2,406). We did not generate any revenue during either three-month period in fiscal 2017 or 2016. The higher expenses in the current fiscal year primarily relate to an increase in administrative expenses, including transfer agent fees.

The weighted average number of shares outstanding was 3,750,000 for the three-month periods ended July 31, 2017 (2016: 3,750,000). As of the date of this quarterly report, our issued and outstanding capital consists of 3,750,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2017, our current assets were $570 compared to $583 at April 30, 2017. As at July 31, 2017, our current liabilities were $156,986 compared to $149,085 at April 30, 2017. Current liabilities at July 31, 2017 were comprised of $102,129 in loans payable and $54,857 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $170,502 as of April 30, 2017 to $178,416 as of July 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2017, net cash flows used in operating activities were $6,974 consisting of a net loss of $7,914, which was offset by a $940 non-cash component of accounts payable. For the three-month period ended July 31, 2016, net cash flows used in operating activities were $13. The increase in the current fiscal year related to our payment of accounting and transfer agent fees.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the three-month period ended July 31, 2017, we received a shareholder loan of $6,961. In the comparable period in 2016, we received $2,700 in proceeds as a shareholder loan.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: September 14, 2017	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

