Form 10-Q
period 2017-10-31
Wishbone Pet Products Inc.
filed 2017-12-14
CIK 1557668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

3,750,000 shares of common stock are issued and outstanding as of December 14, 2017.

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$556	$583

TOTAL CURRENT ASSETS	$556	$583

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest	$63,101	$53,917
Loans payable	102,129	95,168
TOTAL CURRENT LIABILITIES	165,230	149,085

Commitments and Contingencies	$-	$-

STOCKHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001
Issued and outstanding: 3,750,000 common shares	$3,750	$3,750
Additional paid-in capital	18,250	18,250
Accumulated deficit	(186,674)	(170,502)
TOTAL STOCKHOLDER’S EQUITY	(164,674)	(148,502)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$556	$583

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the three and six months ended October 31, 2017 and 2016

(Unaudited)

	For the three months		For the six months
	ended October 31,		ended October 31,
	2017	2016	2017	2016
OPERATING EXPENSES

Professional fees	$3,075	$2,975	$6,050	$5,950
General & administrative expenses	2,119	2,065	4,064	2,789

TOTAL EXPENSES	5,194	5,040	10,114	8,739

OPERATING LOSS	$(5,194)	$(5,040)	$(10,114)	$(8,739)

OTHER EXPENSES
Interest on loans	3,064	2,488	6,058	4,895

NET INCOME/(LOSS)	$(8,258)	$(7,528)	$(16,172)	$(13,634)

Net loss per share, basic and diluted	$(0.002)	$(0.002)	$(0.004)	$(0.004)

Weighted average common shares outstanding basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder’s
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2016	3,750,000	$3,750	$-	$18,250	$(140,609)	$(118,609)

Net income/loss					(29,893)	(29,893)
Balance, April 30, 2017	3,750,000	$3,750	$-	$18,250	$(170,502)	$(148,502)

Net income/loss					(16,172)	(16,172)
Balance, October 31, 2017	3,750,000	$3,750	$-	$18,250	$(186,674)	$(164,674)

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENTS OF CASH FLOWS

For the six months ended October 31, 2017 and 2016

(Unaudited)

	For the six months
	ended October 31,
	2017	2016

Cash Flows from Operating Activities
Net income/(loss)	$(16,172)	$(13,634)

Changes in current assets and liabilities:
Accounts payable & accrued interest	9,184	5,747

Net cash used in operating activities	$(6,988)	$(7,887)

Cash Flows from Financing Activities
Proceeds from loans payable	$6,961	$7,861

Net cash provided by financing activities	$6,961	$7,861

Net decrease in cash	$(27)	$(26)

Cash and cash equivalents, beginning of period	$583	$635

Cash and cash equivalents, end of period	$556	$609

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statements

October 31, 2017

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

The Company has accumulated a deficit of $186,674 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2017 annual financial statements. Operating results for the six month period ended October 31, 2017 are not necessarily indicative of the results that can be expected for the year ended April 30, 2018.

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

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	17,000	9,860	26,860
Aug 13 13	20,000	10,100	30,100
Dec 04 14	11,000	3,838	14,838
Jun 26 15	10,000	2,817	12,817
Jan 25 16	4,500	946	5,446
Mar 22 16	17,725	3,456	21,181
Jul 28 16	2,700	405	3,105
Oct 31 16	5,161	619	5,780
Jan 31 17	3,902	351	4,253
Apr 28 17	3,181	191	3,372
Jun 03 17	6,961	348	7,309
	102,130	32,931	135,061

Note 5 Common Shares

During the year ended April 30, 2016, the Company issued 250,000 common shares to investors valued at $0.02 per share.

Note 6 Subsequent events

Subsequent to October 31, 2017, the Company entered into a convertible note payable in the amount of $50,000. The note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). At any time prior to repayment, the lender may convert all or part of the principal loan into common stock of the Company at the conversion rate of $1 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Wishbone Pet Products Inc. was incorporated under the laws of the State of Nevada, U.S. on July 30, 2009. Our registration statement on Form S-1 was filed with the Securities and Exchange Commission was declared effective on February 14, 2013. On July 21, 2017 we filed a post-effective amendment to this registration statement. On July 25, 2017 the Securities & Exchange Commission declared the amendments effective.

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

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and,accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended October 31, 2017 Compared to the Three-Month Period Ended October 31, 2016.

Our net loss for the three-month period ended October 31, 2017 was $8,258 (2016: $7,528), which consisted of professional fees of $3,075 (2016: $2,975), general and administration expenses of $2,119(2016: $2,065), and interest on loans of $3,064(2016: $2,488). We did not generate any revenue during either three-month period in fiscal 2017 or 2016.The higher expenses in the current fiscal year primarily relate to an increase in administrative expenses, including transfer agent fees.

The weighted average number of shares outstanding was 3,750,000for the three-month periods ended October 31, 2017 (2016: 3,750,000). As of the date of this quarterly report, our issued and outstanding capital consists of 3,750,000 shares of common stock.

Six-Month Period Ended October 31, 2017 Compared to the Six-Month Period Ended October 31, 2016.

Our net loss for the six-month period ended October 31, 2017 was $16,172 (2016: $13,634), which consisted of professional fees of $6,050 (2016: $5,950), general and administration expenses of $4,064 (2016: $2,789), and interest on loans of $6,058 (2016: $4,895). We did not generate any revenue during either six-month period in fiscal 2017 or 2016. The higher expenses in the current fiscal year primarily relate to a increase in general expenses related to costs we incurred in obtaining DWAC eligibility for our common stock.

The weighted average number of shares outstanding was 3,750,000 for the six-month period ended October 31, 2017 and 3,750,000 for the six-month period ended October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2017, our current assets were $556 compared to $583 at April 30, 2017. As at October 31, 2017, our current liabilities were $165,230 compared to $149,085 at April 30, 2017. Current liabilities at October 31, 2017 were comprised of $102,129 in loans payable and $63,101 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $170,502 as of April 30, 2017 to $186,674 as of October 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended October 31, 2017, net cash flows used in operating activities were $6,988 consisting of a net loss of $16,172, which was offset by a $9,184 non-cash component of accounts payable. For the six-month period ended October 31, 2016, net cash flows used in operating activities were $7,887.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. During the six-month period ended October 31, 2017, we received a shareholder loan of $6,961. In the comparable period in 2016, we received $7,861 in proceeds as a shareholder loan.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and director loans. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WISHBONE PET PRODUCTS INC.

Dated: December 14, 2017	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

