Form 10-Q
period 2018-01-31
Wishbone Pet Products Inc.
filed 2018-03-14
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,750,000 shares of common stock are issued and outstanding as of March 14, 2018.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

WISHBONE PET PRODUCTS INC.

BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$12,520	$583
Prepaids	8,733	-
Total Current Assets	21,253	583

Intangible Asset, net	4,861	-

TOTAL ASSETS	$26,114	$583

LIABILITIES & STOCKHOLDER'S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest	$49,398	$53,917
Convertible loan payable	50,000	-
Loans payable	102,129	95,168
TOTAL CURRENT LIABILITIES	201,527	149,085

Commitments and Contingencies	$-	$-

STOCKHOLDER'S EQUITY

Capital stock authorized: 200,000,000 common shares with a par value $0.001 Issued and outstanding: 3,750,000 common shares	$3,750	$3,750
Additional paid-in capital	18,250	18,250
Accumulated deficit	(197,413)	(170,502)
TOTAL STOCKHOLDER'S EQUITY	(175,413)	(148,502)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$26,114	$583

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

INCOME STATEMENTS

For the three and nine months ended January 31, 2018 and 2017

(Unaudited)

	For the three months		For the nine months
	ended January 31,		ended January 31,
	2018	2017	2018	2017
OPERATING EXPENSES

Professional fees	$2,175	$2,975	$8,225	$8,925
General & administrative expenses	4,500	1,404	8,564	4,194

TOTAL EXPENSES	6,675	4,379	16,789	13,119

OPERATING LOSS	$(6,675)	$(4,379)	$(16,789)	$(13,119)

OTHER EXPENSES
Interest on loans	4,064	2,643	10,122	7,537

NET INCOME/(LOSS)	$(10,739)	$(7,022)	$(26,911)	$(20,656)

Net loss per share, basic and diluted	$(0.003)	$(0.002)	$(0.007)	$(0.006)

Weighted average common shares outstanding basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized			Additional		Total
	Shares	Par Value	Shares	Paid in	Accumulated	Shareholder's
	Issued	$.001 per share	Subscribed	Capital	Deficit	Equity

Balance, April 30, 2016	3,750,000	$3,750	$-	$18,250	$(140,609)	$(118,609)

Net income/loss					(29,893)	(29,893)
Balance, April 30, 2017	3,750,000	$3,750	$-	$18,250	$(170,502)	$(148,502)

Net income/loss					(26,911)	(26,911)
Balance, January 31, 2018	3,750,000	$3,750	$-	$18,250	$(197,413)	$(175,413)

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

STATEMENTS OF CASH FLOWS

For the nine months ended January 31, 2018 and 2017

(Unaudited)

	For the nine months
	ended January 31,
	2018	2017

Cash Flows from Operating Activities
Net income/(loss)	$(26,911)	$(20,656)
Amortization	139

Changes in current assets and liabilities:
Prepaids	(8,733)	-
Accounts payable & accrued interest	(4,519)	8,854

Net cash used in operating activities	$(40,024)	$(11,802)

Cash Flows from Investing Activities
Intangible Asset	$(5,000)	-

Net cash used by investing activities	$(5,000)	$-

Cash Flows from Financing Activities
Proceeds from loans payable	$6,961	$11,763
Proceeds from convertible loans payable	50,000	-

Net cash provided by financing activities	$56,961	$11,763

Net decrease in cash	$11,937	$(39)

Cash and cash equivalents, beginning of period	$583	$635

Cash and cash equivalents, end of period	$12,520	$596

See accompanying notes to the financial statements

WISHBONE PET PRODUCTS INC.

Notes to the Financial Statements

January 31, 2018

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

The Company has accumulated a deficit of $197,413 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2017 annual financial statements. Operating results for the nine month period ended January 31, 2018 are not necessarily indicative of the results that can be expected for the year ended April 30, 2018.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended April 30, 2017.

Convertible debt

The Company accounts for convertible debt according to ASC 470, “Debt with Conversion and Other Options”. No portion of the proceeds is attributable to the conversion feature when there is no beneficial conversion feature (“BCF”), There is no BCF when the debt instrument is convertible into common stock at a specified price at the option of the holder and when the debt instrument is issued at a price not significantly in excess of the face amount.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Amortization is based on estimated useful life on a straight line basis and will start when the website is ready for use.

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

Note 4 Notes Payable

The Company entered into11unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum).

	Principal	Interest
	Amount	Accrued	Total
Dec 31 12	$17,000	$10,370	$27,370
Aug 13 13	20,000	10,700	30,700
Dec 04 14	11,000	4,168	15,168
Jun 26 15	10,000	3,117	13,117
Jan 25 16	4,500	1,081	5,581
Mar 22 16	17,725	3,988	21,713
Jul 28 16	2,700	486	3,186
Oct 31 16	5,160	774	5,934
Jan 31 17	3,902	468	4,370
Apr 28 17	3,181	286	3,467
Jun 03 17	6,961	557	7,518
	$102,129	$35,995	$138,124

The Company entered into one unsecured convertible note payable on December 4, 2017. The note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). At any time prior to repayment, the holder may convert all or part of the principal loan into common stock of the Company at a conversion price of $1.00 of debt to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect. The conversion rate of $1.00 creates a zero conversion benefit at current stock prices. Therefore, no beneficial conversion factor has been recorded.

	Principal	Interest
	Amount	Accrued	Total
Dec 04 17	$50,000	$1,000	$51,000

Note 5 Common Shares

No shares were issued during the year ended April 30, 2017 and for the nine months ending January 31, 2018.

Note 6 Intangible Assets

The Company developed its own website and it is amortized over 3 years on a straight-line basis.

		Accumulated
	Cost	Amortization	Net
Website	$5,000	$139	$4,861

Note 7 Subsequent Events

The Company evaluated all events and transactions that occurred after January 31, 2018 up through the date the Company issued these financial statements and found no subsequent events that needed to be reported.

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

Nine-Month Period Ended January 31, 2018 Compared to the Nine-Month Period Ended January 31, 2017.

Our net loss for the nine-month period ended January 31, 2018 was $26,911 (2017: $20,656), which consisted of professional fees of $8,225 (2017: $8,925), general and administration expenses of $8,564 (2017: $4,194), and interest on loans of $10,122 (2017: $7,537). We did not generate any revenue during either nine-month period in fiscal 2018 or 2017.The lower expenses in the current fiscal year primarily relate to a decrease in general expenses.

The weighted average number of shares outstanding was 3,750,000 for the nine-month period ended January 31, 2018 and 3,750,000 for the nine-month period ended January 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2018, our current assets were $12,520 compared to $583 at April 30, 2017. As at January 31, 2018, our current liabilities were $201,527 compared to $149,085 at April 30, 2017. Current liabilities at January 31, 2018 were comprised of $102,129 in loans payable, $50,000 in convertible notes payable and $49,398 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $148,502 as of April 30, 2017 to $175,413 as of January 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended January 31, 2018, net cash flows used in operating activities were $40,024 consisting of a net loss of $26,911, accounts payable of $4,519 and 8,733 in prepaid expenses. For the nine-month period ended January 31, 2017, net cash flows used in operating activities were $11,802.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. In the nine-month period ended January 31, 2018, we received $50,000 from convertible note subscriptions received and $6,961 in proceeds relating to shareholder loans. In the comparative period for fiscal 2017, we generated $11,763 in proceeds relating to shareholder loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISHBONE PET PRODUCTS INC.

Dated: March 14, 2018	By:	/s/ Rami Tabet
Rami Tabet, President and Chief Executive Officer and Chief Financial Officer

