Form 10-K
period 2018-04-30
BLUE EAGLE LITHIUM INC.
filed 2018-07-31
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission files number 000-55588

BLUE EAGLE LITHIUM INC.

(Formerly Wishbone Pet Products Inc.)

(Exact name of registrant as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2831 St Rose Parkway, Suite 200, Henderson, NV, 89052

(Address of principal executive offices)

Registrant’s telephone number, including area code: (702) 889-3369

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted and electronically posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2018, the registrant had 35,000,000 shares of voting common stock that were held by non-affiliates. Based on the last sales price of the registrant’s common stock of $1.00, these non-affiliate shares have an aggregate market value of $35,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 30, 2018, the registrant had 75,000,000 shares of common stock with par value $0.0001 issued and outstanding.

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

PART I

Item 1: Description of Business

Summary

Blue Eagle Lithium Inc. (“the company”) is a Nevada corporation that was incorporated on July 30, 2009. The company was initially incorporated under the name “Wishbone Pet Products Inc.” Effective July 20, 2018, the company changed its name to “Blue Eagle Lithium Inc.” by a majority vote of the shareholders. See Exhibit 3.3 – Certificate of Amendment for more details.

The company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 2831 St Rose Parkway, Suite 200, Henderson, NV, 89052. The company’s office telephone number is (702) 889-3369.

The company has an authorized capital of 200,000,000 shares of Common Stock with a par value of $0.001 per share, of which 75,000,000 shares of Common Stock are currently issued and outstanding.

The company has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, merger consolidations or purchase or sale of a significant amount of assets not in the ordinary course of the company’s business.

Business Development

During the fiscal period ended April 30, 2018 the company was engaged in the business of developing, manufacturing, marketing, and selling dog waste removal devices.

Subsequently, management decided to change the company’s direction to the business of the acquisition and exploration of mineral resources. The company is currently engaged in identifying and evaluating early-stage lithium exploration opportunities and plans to sure a suitable asset in the coming weeks and months. Currently management is reviewing options, but as yet the Company has not purchased or leased a specific project.

The company’s strategy is designed to maximize shareholder value through a singular focus on lithium exploration and development in secure and stable North American regions.

To execute our strategy of becoming a significant lithium supplier, we plan to assemble a team of proven industry veterans with years of collective industry experience in the financial, energy and geology fields.

Emerging Growth Company Status

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

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

Market for the Product

The company is engaged in the business mineral exploration. Management is currently evaluating mineral properties with the goal of identifying a property for acquisition. To date, the company has not identified properties that it intends to acquire and has not entered into any agreements for the acquisition of any interest in a new mineral property.

The company’s viability and potential success lie in its ability to acquire, exploit, develop and generate revenue from future mineral interests. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant financial risks over a long period of time which even with a combination of careful evaluations, experience and knowledge may not be eliminated. It is impossible to ensure that proposed exploration programs will be profitable or successful.

The inability of the company to locate a viable mineral deposit will have a material adverse effect on its operations and could result in a total loss of our business.

The company has not generated any revenue or conducted any development operations since inception.

Competition

The mineral exploration business is an extremely competitive industry. The company is competing with many other exploration companies looking for minerals. The company is one of the smallest exploration companies and a very small participant in the mineral exploration business. Being a junior mineral exploration company, the company competes with other similar companies for financing and joint venture partners. Additionally, the company competes for resources such as professional geologists, camp staff, rental equipment, and mineral exploration supplies.

Raw Materials

The raw materials for any of the company’s exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available from a variety of suppliers. If heavy machinery and qualified operators are required, The company intends to contract the services of professional mining contractors, drillers and geologist.

Dependence on Major Customers

The company has no customers.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labour Contracts

The company has no intellectual property such as patents or trademarks. Additionally, The company has no royalty agreements or labor contracts.

Government Controls and Regulations

The company’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. However, the company is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the company.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.

Costs and Effects of Compliance with Environmental Laws

The company currently has no costs to comply with environmental laws.

Expenditures on Research and Development during the Last Two Fiscal Years

The company has not incurred any research or development expenditures since its inception on July 30, 2009.

Number of Total Employees and Number of Full Time Employees

The company does not have any employees other than the directors and officers of the company. The company intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on as required throughout the course of its mineral exploration program.

Item 1A. Risk Factors.

The company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

The company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties.

The company’s executive offices are located at 2831 St Rose Parkway, Suite 200, Henderson, NV, 89052.

The company currently has no interest in any property.

Item 3. Legal Proceedings.

The company is not a party to any pending legal proceedings and, to the best of the company’s knowledge, none of The company’s property or assets are the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures.

There are no current mining activities at the date of this report.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock have been quoted for trading on the OTC Markets’ OTCQB Venture Market since December 19, 2017. However, only a limited number of trades have occurred through the facilities of the OTC Markets since the date of quotation.

As of the date of this annual report we have 41 shareholders of record.

Our shares of common stock are not currently available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act because we are a shell company. Our officers and directors, Rami Tabet and Rupert Ireland, cannot rely on Rule 144 for the resale of our common stock until the following have occurred:

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

Item 6: Selected Financial Data

The company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

Results of Operations

We have not earned any revenue from our incorporation on July 30, 2009 to April 30, 2018. During the fiscal year ended April 30, 2018, we incurred net losses of $46,790 (2017: $29,893) consisting of $13,700 in professional fees (2017: $14,100), $13,412 in general and administrative expenses (2017: $5,496), $14,678 in interest expense (2017: $10,297) and $555 in amortization (2017: Nil). Compared to our net loss in fiscal 2017 of $29,893, our losses in the current fiscal year were higher primarily due to the increase in general and administrative expenses related to extra expenses that we incurred in fiscal 2018 in connection with obtaining our quotation for trading on OTCQB Markets.

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

Liquidity and Capital Resources

As of April 30, 2018, our current assets consisted of $9,785 in cash and our total liabilities were $210,910, which consisted of loans payable of $101,300, a convertible loan payable of $50,000 and accounts payable and accrued liabilities of $59,610. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2018, net cash flows used in operating activities were ($41,930) which was mostly due to our net loss for the period.

Cash Flows from Financing Activities

We have financed our operations primarily from either shareholder loans or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2018, net cash from financing activities was $56,132, which consisted of both convertible loans and loans. In fiscal 2017, we received $14,943 in loans.

Plan of Operation

During the next 12 months management plans on acquiring an interest in a new mineral exploration property, focusing on early-stage lithium exploration opportunities. The company has minimal finances and accordingly there is no assurance that it will be able to acquire an interest in any new property. Management anticipates that the company will have to complete additional financings in connection with the acquisition of any interest in a new property. To date, the company has not entered into any agreements for the acquisition of any interest in a new property. Further, the company has no arrangements for any financing required to funds our continued operations or the acquisition of any interest in a new property. Further, even if the company is able to acquire an interest in a new property, there is no assurance that it will be able to raise the financing necessary to complete exploration of the new property. Based on the company’s financial position, there is no assurance that the company will be able to continue its business operations.

In addition, management anticipates incurring the following expenses during the next 12 month period:

Management anticipates spending approximately $3,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $36,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to the company’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

Management anticipates spending approximately $22,000 in complying with The company’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the company’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC as well as maintaining an OTCQB listing.

As at April 30, 2018, the company had cash of $9,785 and a working capital deficit of $217,292. Accordingly, the company will require additional financing in the amount of $265,507 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this annual report, management anticipates that the company will not generate any revenue. Accordingly, the company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather, management anticipates that additional funding will be in the form of equity financing from the sale of the company’s Common Stock. However, the company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its Common Stock to fund its plan of operations. In the absence of such financing, the company will not be able to acquire any interest in a new property and its business plan will fail. Even if the company is successful in obtaining equity financing and acquire an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities of oil or gas present. If the company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2018 and 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Blue Eagle Lithium Inc. f/k/a Wishbone Pet Products Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Eagle Lithium Inc. f/k/a Wishbone Pet Products Inc. (the Company) as of April 30, 2018 and 2017, and the related statements of income, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended April 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and has yet to achieve profitable operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2016.

Spokane, Washington

July 30, 2018

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

BALANCE SHEETS

	April 30, 2018	April 30, 2017
ASSETS
Current Assets
Cash	$9,785	$583
Prepaids	5,833	-
Total Current Assets	15,618	583

TOTAL CURRENT ASSETS	$15,618	$583

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest	$59,610	$53,917
Convertible loan payable	50,000	-
Loans payable	101,300	95,168
TOTAL CURRENT LIABILITIES	210,910	149,085

Commitments and Contingencies	$-	$-

STOCKHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.001 Issued and outstanding: 75,000,000 common shares	$7,500	$7,500
Additional paid-in capital	14,500	14,500
Accumulated deficit	(217,292)	(170,502)
TOTAL STOCKHOLDER’S EQUITY	(195,292)	(148,502)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$15,618	$583

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

INCOME STATEMENTS

For the years ended April 30, 2018 and 2017

	For the year ended April 30,
	2018	2017
OPERATING EXPENSES

Professional fees	$13,700	$14,100
General & administrative expenses	13,412	5,496
Amortization	555	-

TOTAL EXPENSES	27,667	19,596

OPERATING LOSS	$(27,667)	$(19,596)

OTHER EXPENSES
Impairment of asset	4,445	-
Interest on loans	14,678	10,297
	19,123	10,297

NET INCOME/(LOSS)	$(46,790)	$(29,893)

Net loss per share, basic and diluted	$(0.001)	$(0.000)

Weighted average common shares outstanding basic and diluted	75,000,000	75,000,000

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.001 per share	Capital	Deficit	Equity
Balance, April 30, 2016	3,750,000	$7,500	$14,500	$(140,609)	$(118,609)

Net income/loss	-	-	-	(29,893)	(29,893)
Balance, April 30, 2017	3,750,000	$7,500	$14,500	$(170,502)	$(148,502)

Net income/loss	-	-	-	(46,790)	(46,790)
Balance, April 30, 2018	3,750,000	$7,500	$14,500	$(217,292)	$(195,292)

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

STATEMENTS OF CASH FLOWS

	For the year ended April 30,
	2018	2017
Cash Flows from Operating Activities
Net income/(loss)	$(46,790)	$(29,893)
Amortization	555	-
Impairment of asset	4,445	-

Changes in current assets and liabilities:
Prepaids	(5,833)
Accounts payable & accrued interest	5,693	14,898

Net cash used in operating activities	$(41,930)	$(14,995)

Cash Flows from Investing Activities
Purchase of Website Development	$(5,000)	-

Net cash used in investing activities	$(5,000)	$-

Cash Flows from Financing Activities
Proceeds from convertible loans payable	$50,000	$-
Proceeds from loans payable	6,132	14,943

Net cash provided by financing activities	$56,132	$14,943

Net increase(decrease) in cash	$9,202	$(52)

Cash and cash equivalents, beginning of period	$583	$635

Cash and cash equivalents, end of period	$9,785	$583

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

Notes to the Financial Statements

April 30, 2018

Note 1 Nature and Continuance of Operations

Wishbone Pet Products Inc. was incorporated in the State of Nevada on July 30, 2009. The Company has been in the development stage since its formation and has not realized any revenues from its planned operations. The Company was engaged in the business of developing, manufacturing, marketing and selling dog waste removal devices. In May 2018 the Company decided to change its business focus on the mining sector intending to acquire mineral assets related to lithium exploration.

On May 10, 2018, a majority of the Company’s stockholders approved a share split of the issued and outstanding shares of common stock, on a 20 for 1 basis, thereby increasing the issued and outstanding share capital from 3,750,000 to 75,000,000. On July 12, 2018 the Company effectively changed its name from Wishbone Pet Products Inc. to Blue Eagle Lithium Inc. These financial statements give retroactive effect to both these changes.

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

The Company has accumulated a deficit of $217,292 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

ASC Topic 820, in and of itself, does not require any fair value measurements. As at April 30, 2018, the Company did not have assets or liabilities subject to fair value measurement.

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260 “Earnings Per Share” (“EPS”). Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. There are no potentially dilutive securities outstanding and therefore, diluted earnings per share is not presented. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in Romania that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Amortization is based on estimated useful life on a straight line basis. At the year ended April 30, 2018, the website was impaired.

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

Note 4 Notes Payable

The Company entered into 11 unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). The Company partially repaid one note and accrued interest totalling $2,000 on March 1, 2018. The following were the principal loan amounts and accrued interests remaining as at April 30, 2018 and 2017:

	April 30, 2018				April 30, 2017
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 31 12	$17,000	$10,880	$27,880	Dec 31 12	$17,000	$8,840	$25,840
Aug 13 13	20,000	11,300	31,300	Aug 13 13	20,000	8,900	28,900
Dec 04 14	11,000	4,498	15,498	Dec 04 14	11,000	3,178	14,178
Jun 26 15	10,000	3,417	13,417	Jun 26 15	10,000	2,217	12,217
Jan 25 16	3,671	36	3,707	Jan 25 16	4,500	676	5,176
Mar 22 16	17,725	4,520	22,245	Mar 22 16	17,725	2,393	20,118
Jul 28 16	2,700	567	3,267	Jul 28 16	2,700	243	2,943
Oct 31 16	5,161	929	6,090	Oct 31 16	5,161	309	5,470
Jan 31 17	3,902	585	4,487	Jan 31 17	3,902	117	4,019
Apr 28 17	3,180	382	3,562	Apr 28 17	3,180	-	3,180
Jun 03 17	6,961	766	7,727
	$101,300	$37,880	$139,180		$95,168	$26,873	$122,041

The Company entered into one unsecured convertible note payable on December 4, 2017. The note is due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). At any time prior to repayment, the holder may convert all or part of the principal loan into common stock of the Company at a conversion price of $1.00 of debt to 1 common share. The effect that conversion would have on earnings per share has not been disclosed due to the current anti-dilutive effect. The conversion rate of $1.00 creates a zero conversion benefit at current stock prices at that time. Therefore, no beneficial conversion feature has been recorded.

	Principal	Interest
	Amount	Accrued	Total
Dec 04 17	$50,000	$2,500	$52,500

Note 5 Common Shares

On May 10, 2018, the Company effected a forward stock split on a 20 to 1 basis, thereby increasing the issued and outstanding share capital from 3,750,000 common shares to 75,000,000 common shares. The common stock par value was changed from $0.001 to $0.0001. These financial statements presented provide the retroactive effect to the changes.

No shares were issued during the years ended April 30, 2018 and April 30, 2017.

Note 6 Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the years ended April 30, 2018 and 2017 as follows:

	For the year Ended
	April 30, 2018	April 30, 2017

Net loss for the period	$(46,790)	$(29,893)
Statutory and effective tax rate	21%	34%

Income tax expense (recovery) at the effective rate	$(9,826)	$(10,164)
Permanent differences	-	-
Tax losses carry forward deferred	9,826	10,164

Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated non-capital income tax losses of $ 217,292. Under normal circumstances the losses will expire in the years 2031 to 2038.

As at April 30, 2018, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes	April 30, 2018	April 30, 2017

Tax loss carried forward	$217,292	$170,502

Deferred income tax assets	67,797	57,971
Valuation allowance	(67,797)	(57,971)

Deferred tax asset	$-	$-

The Company’s tax jurisdictions are the United States of America and in the State of Nevada. At April 30, 2018, the Company is subject to examination for all unfiled tax years. The Company has not filed tax returns since inception.

The US Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of April 30, 2018, we have not completed the accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

Note 7 Subsequent Events

The Company received majority consent from its stockholders to change its name from Wishbone Pet Products Inc. to Blue Eagle Lithium Inc., and to effect a forward stock split of its issued and outstanding common shares on the basis of twenty (20) post-split shares of common stock for every one (1) pre-split share of common stock.

The Company evaluated all events and transactions that occurred after April 30, 2018 up through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T): Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, April 30, 2018. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control Integrated Framework-2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2018 and were subject to material weaknesses.

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

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2018, our internal control over financial reporting was not subject to changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Position(s)
Rami Tabet	President, Principal Executive Officer, Secretary,
Age: 30	Treasurer, Principal Accounting Officer and member of the Board of Directors.

Rupert Ireland	Chief Financial Officer and a member of the Board of Directors.
Age: 40

Biographical Information and Background of Officer and Director

Rami Tabet has acted as our president, officer and a director since January 31, 2012. He has attended College Saint-Joseph Beirut, Hostos College New York, and the American University of Beirut. Mr. Tabet also holds a Master of Business Administration from the Lebanese-Canadian University of Beirut. From January 2011 to December 2012, Mr. Tabet acted as assistant manager with Omnipharma Sal, an importer and distributor of pharmaceutical products that is based in Beirut, Lebanon. Since January 2012, he has been employed as an independent business consultant that specializes in raising mezzanine financing for his clients. Mr. Tabet intends to devote approximately 25% of his business time to our affairs.

Rupert Ireland has acted as our chief financial officer and a director since May 4, 2018. He has held a position at the private equity and merchant banking alliance Gladstone Global from 2016 to 2017. Mr. Ireland was part of the takeover of a publicly-listed US Oil and Gas Firm, having become its CEO in 2014. Mr. Ireland served as the Head of Trading at CARAX, a brokerage firm that focuses on high volume execution in cash equities and derivatives trading from 2010 to 2014 in the international offices of CARAX. From 2009 to 2010, Mr. Ireland was a sales trader at the brokerage firm, OCM Capital Markets. Mr. Ireland began his career in the financial services industry in 2003 by working in the marketing and public relations department of City Index, a brokerage firm that offers online financial spread betting, foreign exchange and Contract for Difference (CFD) trading. Mr. Ireland later joined the equities trading desk of City Index, where he traded oil and gas futures and CFDs. Mr. Ireland received his bachelor’s degree in business from the University of Newcastle. Mr. Ireland intends to devote approximately 25% of his business time to our affairs.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officers.

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

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rami Tabet	2018	0	0	0	0	0	0	0	0
President and CEO	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Rupert Ireland	2018	0	0	0	0	0	0	0	0
Chief Financial Officer	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our directors have not be compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Rami Tabet	40,000,000	53.33%
Common Stock	Directors and officers as a group consisting of one person	40,000,000	53.33%

The percent of class is based on 75,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13: Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

*	Any of our directors or officers;
*	Any person proposed as a nominee for election as a director;
*	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
*	Our promoters, Rami Tabet and Rupert Ireland;
*	Any relative or spouse of any of the foregoing persons who has the same house as such person;
*	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2018 and 2017, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant, for professional services rendered for the audit of our annual consolidated financial statements were:

2018	$11,000
2017	$9,900

Audit Related Fees

For the years ended April 30, 2018 and 2017, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant, for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were:

2018	Nil
2017	Nil

Tax Fees

For the years ended April 30, 2018 and 2017, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant for other non-audit professional services, other than those services listed above, totaled:

2018	Nil
2017	Nil

All Other Fees

For the years ended April 30, 2018 and 2017, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant for other non-audit professional services, other than those services listed above, totaled:

2018	Nil
2017	Nil

The other fees consist of our principal accountant’s review of our reviews of our interim unaudited financial statements.

We do not use Fruci & Associates II, PLLC, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Fruci & Associates II, PLLC, to provide compliance outsourcing services.

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

Item 15: Exhibits

The following exhibits are filed as part of this annual report.

Exhibits:

3.3	Certificate of Amendment dated March 9, 2015, filed as an Exhibit to Blue Eagle Lithium Inc. current report on Form 8-K filed July 26, 2018, and incorporated herein by reference

31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Eagle Lithium Inc.

Dated: July 30, 2018	By:	/s/ Rupert Ireland
Rupert Ireland, Chief Financial Officer

Dated: July 30, 2018	By:	/s/ Rami Tabet
Rami Tabet, Chief Executive Officer

