Form 10-Q
period 2018-07-31
BLUE EAGLE LITHIUM INC.
filed 2018-09-14
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-55588

BLUE EAGLE LITHIUM INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2636271
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2831 St. Rose Parkway, Suite 200, Henderson, NV

(Address of principal executive offices) (Zip Code)

(702) 889 – 3369

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

76,045,195 shares of common stock are issued and outstanding as of September 14, 2018.

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

PART I. FINANCIAL INFORMATION

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

BALANCE SHEETS

	July 31, 2018	April 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$261	$9,785
Prepaids	3,333	5,833
Total Current Assets	3,594	15,618

TOTAL CURRENT ASSETS	$3,594	$15,618

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest	$61,775	$59,610
Convertible loan payable	50,000	50,000
Loans payable	101,300	101,300
TOTAL CURRENT LIABILITIES	213,075	210,910

Commitments and Contingencies	$-	$-

STOCKHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.0001 Issued and outstanding:75,000,000 common shares	$7,500	$7,500
Additional paid-in capital	14,500	14,500
Accumulated deficit	(231,481)	(217,292)
TOTAL STOCKHOLDER’S EQUITY	(209,481)	(195,292)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$3,594	$15,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

INCOME STATEMENTS

For the three months ended July 31, 2018 and 2017

(Unaudited)

	For the three months
	ended July 31,
	2018	2017
OPERATING EXPENSES

Professional fees	$2,725	$2,975
General & administrative expenses	6,925	1,945

TOTAL EXPENSES	9,650	4,920

OPERATING LOSS	$(9,650)	$(4,920)

OTHER EXPENSES
Interest on loans	4,539	2,994
	4,539	2,994

NET INCOME/(LOSS)	$(14,189)	$(7,914)

Net loss per share, basic and diluted	$(0.0002)	$(0.0001)

Weighted average common shares outstanding basic and diluted	75,000,000	75,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.0001 per share	Capital	Deficit	Equity

Balance, April 30, 2017	75,000,000	$7,500	$14,500	$(170,502)	$(148,502)

Net income/loss	-	-	-	(46,790)	(46,790)
Balance, April 30, 2018	75,000,000	$7,500	$14,500	$(217,292)	$(195,292)

Net income/loss	-	-	-	(14,189)	(14,189)
Balance, July 31, 2018	75,000,000	$7,500	$14,500	$(231,481)	$(209,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

STATEMENTS OF CASH FLOWS

For the three months ended July 31, 2018 and 2017

(Unaudited)

	For the three months
	ended July 31,
	2018	2017

Cash Flows from Operating Activities
Net income/(loss)	$(14,189)	$(7,914)

Changes in current assets and liabilities:
Prepaids	2,500	-
Accounts payable & accrued interest	2,165	940

Net cash used in operating activities	$(9,524)	$(6,974)

Cash Flows from Financing Activities

Proceeds from loans payable	$-	$6,961

Net cash provided by financing activities	$-	$6,961

Net increase(decrease) in cash	$(9,524)	$(13)

Cash and cash equivalents, beginning of period	$9,785	$583

Cash and cash equivalents, end of period	$261	$570

Supplemental Disclosure:

Interest	$4,539	$2,994
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

Notes to the Financial Statements

July 31, 2018

(Unaudited)

Note 1	Nature and Continuance of Operations

Blue Eagle Lithium Inc. was incorporated in the State of Nevada on July 30, 2009. The Company is engaged in identifying, evaluating and developing early-stage lithium exploration opportunities and has not realized any revenues from its planned operations. Previously, the Company was engaged in the business of developing, manufacturing, marketing and selling dog waste removal devices.

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

The Company has accumulated a deficit of $231,481 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3	Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2018 annual financial statements. Operating results for the three month period ended July 31, 2018 are not necessarily indicative of the results that can be expected for the year ended April 30, 2019.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended April 30, 2018.

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

The Company entered into 11 unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). The Company partially repaid one note and accrued interest totalling $2,000 on March 1, 2018. The following were the principal loan amounts and accrued interests remaining as at July 31, 2018 and April 30, 2018:

	July 31, 2018				April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 31 12	$17,000	$11,390	$28,390	Dec 31 12	$17,000	$10,880	$27,880
Aug 13 13	20,000	11,900	31,900	Aug 13 13	20,000	11,300	31,300
Dec 04 14	11,000	4,828	15,828	Dec 04 14	11,000	4,498	15,498
Jun 26 15	10,000	3,717	13,717	Jun 26 15	10,000	3,417	13,417
Jan 25 16	3,671	147	3,818	Jan 25 16	3,671	36	3,707
Mar 22 16	17,725	5,052	22,777	Mar 22 16	17,725	4,520	22,245
Jul 28 16	2,700	648	3,348	Jul 28 16	2,700	567	3,267
Oct 31 16	5,161	1,084	6,244	Oct 31 16	5,161	929	6,090
Jan 31 17	3,902	702	4,604	Jan 31 17	3,902	585	4,487
Apr 28 17	3,181	477	3,658	Apr 28 17	3,181	382	3,563
Jun 03 17	6,961	975	7,935	Jun 03 17	6,961	766	7,726
	$101,300	$40,919	$142,219		$101,300	$37,880	$139,180

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

	July 31, 2018				April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total

Dec 04 2017	$50,000	$4,000	$54,000	Dec 04 17	$50,000	$2,500	$52,500

Note 5	Common Shares

On May 10, 2018, the Company effected a forward stock split on a 20 to 1 basis, thereby increasing the issued and outstanding share capital from 3,750,000 common shares to 75,000,000 common shares. The common stock par value was changed from $0.001 to $0.0001. These financial statements presented provide the retroactive effect to the changes.

No shares were issued during the three months ended July 31, 2018 and the year ended April 30, 2018.

Note 6	Subsequent Events

a) On August 9, 2018, the Company entered into a property lease assignment agreement to purchase 200 mineral claims totalling 4,000 acres located in the State of Nevada known as the Railroad Valley, in Nye County. The Company agreed to assume all the rights, titles and interest in the lease in exchange for issuing to the Assignor 500,000 common shares and to the Lessor 300,000 common shares as follows:

To the Assignor	–	500,000 common shares upon completion of the agreement

To the Lessor	-	100,000 common shares upon completion of the agreement; and

100,000 common shares within 90 days upon completion of the agreement; and
-	100,000 common shares within 180 days upon completion of the agreement

In addition, the Company further acknowledge and agree that the Lessor shall reserve onto itself a royalty on revenues derived from the sale of lithium concentrate and other ores extracted from the property. The Lessor shall have the right to buy 1 % of the royalty at any time for $2,000,000 from the Company. Such cash payment will be paid in 90 days intervals, upon completion of an inferred resource calculation that confirms the presence on the property of a minimum 500,000 tonnes of lithium carbonate equivalent grading no lower than a 40 parts per million lithium grade average.

Subsequent to the period ended July 31, 2018, 500,000 common shares were issued to the Assignor valued at $375,000 and 100,000 common shares were issued to the Lessor valued at $75,000.

b)  On August 20, 2018, the Company entered into an annual consulting agreement with Peter R Murray, the Company’s Chief Operating Officer and director. The agreement requires the Company to pay Mr. Murray a monthly consulting fee of $3,000 and a stock remuneration of up to 500,000 common shares as follows:

125,000 common shares effective immediately

125,000 common shares in the event the agreement is first renewed on the first anniversary date

125,000 common shares in the event the agreement is renewed on the second anniversary date

125,000 common shares in the event the agreement is renewed on the third anniversary date

Pursuant to the terms and conditions of Mr. Murray’s consulting agreement, 125,000 common shares were issued to Mr. Murray on August 20, 2018, with a value of $118,750.

c) On August 20, 2018, the Company entered into an annual consulting agreement with Robert FE Jones as a board advisor. The agreement requires the Company to pay Mr. Jones a daily rate of $350 and a stock remuneration of up to 200,000 common shares as follows:

50,000 common shares effective immediately

50,000 common shares in the event the agreement is first renewed on the first anniversary date

50,000 common shares in the event the agreement is renewed on the second anniversary date

50,000 common shares in the event the agreement is renewed on the third anniversary date

Subsequent to the period ended July 31, 2018, 50,000 common shares were issued valued at $47,500.

d) Subsequent to the period ended July 31, 2018, the Company entered into private placement subscriptions with: (i) an investor for $100,000 under which the Company agreed to issue 156,862 common stock to the investor (ii) an from another investor for $50,000 pursuant to which the Company agreed to issue 83,333 shares of the Company’s common stock. The proceeds of both private placement subscriptions is intended to be used for working capital.

e) On August 15, 2018, the Company entered into a consulting agreement with John P Hart for a period of one year. Upon signing, the Company issued 30,000 common shares valued at $28,500.

f) Effective August 14, 2018, Rami Tabet (“Tabet”) and Rupert Ireland (“Ireland”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), which provided for the sale by Tabet to Ireland of 40,000,000 shares of Common Stock, $0.0001 par value (“Common Stock”), of the Company (the “Shares”) for a purchase price of $100,000. The transfer of the Shares to Ireland was effective on August 14, 2018. Upon his acquisition of the Shares, Ireland became the holder of a majority (approximately 53.3%) of the outstanding shares of Common Stock of the Company, which is sufficient ownership to give him the power to elect all of the members of our Board of Directors. Tabet owned no shares of Common Stock immediately after giving effect to the sale of the Shares to Ireland. For more details see Exhibit 10.1 – Share Purchase Agreement filed on August 16, 2018 with the U.S. Securities and Exchange Commission (the “SEC”) on Form 8-K, for more details.

The Company evaluated all events and transactions that occurred after July 31, 2018 up through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Blue Eagle Lithium Inc. (“the company”) is a Nevada corporation that was incorporated on July 30, 2009. The company was initially incorporated under the name “Wishbone Pet Products Inc.” with the intent to commence business operations by developing, manufacturing, marketing, and selling dog waste removal devices.

Effective July 20, 2018, the company changed its name to “Blue Eagle Lithium Inc.” and affected a 20 for 1 forward split of its common stock by a majority vote of the shareholders. See Item 5.03 filed on Form 8-K filed July 26, 2018 for more details.

Effective August 9, 2018, the company entered into a property assignment agreement (“the Property Purchase Agreement”) between Blue Eagle Lithium Inc., and Oriental Rainbow Group Limited, pursuant to which the Company acquired 200 mineral claims or 4,000 Acres in the Railroad Valley of Nevada. The parties agreed on a purchase price for the 200 mineral claims, which was paid in by the Company issuing and delivering to Oriental Rainbow Group Limited 500,000 restricted shares in the common stock of the capital of the company as well as a further Issuance to Plateau Ventures LLC of 300,000 restricted shares as follows; 100,000 restricted shares upon the effective date, 100,000 restricted shares ninety (90) days following the effective date and a final 100,000 restricted shares one hundred and eighty (180) days. See Exhibit 10.2 - Property Purchase Agreement filed on Form 8-K filed August 16, 2018 for more details.

Effective August 14, 2018, Rami Tabet (“Tabet”) and Rupert Ireland (“Ireland”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), which provided for the sale by Tabet to Ireland of 40,000,000 shares of Common Stock, $0.0001 par value (“Common Stock”), of the Company (the “Shares”) for a purchase price of $100,000. The transfer of the Shares to Ireland was effective on August 14, 2018. Upon his acquisition of the Shares, Ireland became the holder of a majority (approximately 53.3%) of the outstanding shares of Common Stock of the Company, which is sufficient ownership to give him the power to elect all of the members of our Board of Directors. Tabet owned no shares of Common Stock immediately after giving effect to the sale of the Shares to Ireland. For more details see Exhibit 10.1 – Share Purchase Agreement filed on Form 8-K filed August 16, 2018 for more details.

Effective August 20, 2018, Mr. Peter Roderick Murray (“Mr. Murray”) was appointed and accepted the opportunity to serve as an additional member on the Board of Directors, Mr. Murray was also appointed by the Board, and accepted the opportunity to serve, as the Company’s Chief Operating Officer (“COO”) on a consultancy basis. Pursuant to Mr. Murray’s appointment as COO and a director of the Board, the Company and Mr. Murray entered into a consulting agreement effective as of August 20, 2018. See Item 5.02 filed on form 8-K filed August 23, 2018 for more details.

The company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 2831 St Rose Parkway, Suite 200, Henderson, NV, 89052. The company’s office telephone number is (702) 889-3369.

The company has an authorized capital of 200,000,000 shares of Common Stock with a par value of $0.0001 per share, of which 76,045,195 shares of Common Stock are currently issued and outstanding.

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

Three-Month Period Ended July 31, 2018 Compared to the Three-Month Period Ended July 31, 2017.

Our net loss for the three-month period ended July 31, 2018 was $14,189 (2017: $7,914), which consisted of professional fees of $2,725 (2017: $2,975), general and administration expenses of $6,925 (2017: $1,945), and interest on loans of $4,539 (2017: $2,994). We did not generate any revenue during either three-month period in fiscal 2018 or 2017.The higher expenses in the current fiscal year primarily relate to an increase in general expenses.

The weighted average number of shares outstanding was 75,000,000 for the three-month period ended July 31, 2018 and 75,000,000 for the three-month period ended July 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2018, our current assets were $3,594 compared to $15,618 at April 30, 2018. As at July 31, 2018, our current liabilities were $213,075 compared to $210,910 at April 30, 2018. Current liabilities at July 31, 2018 were comprised of $101,300 in loans payable, $50,000 in convertible notes payable and $61,775 in accounts payable and accrued liabilities.

Stockholders’ deficit increased from $195,292 as of April 30, 2018 to $209,481 as of July 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2018, net cash flows used in operating activities were $9,524 consisting of a net loss of $14,189, an increase in accounts payable and accrued interest of $2,165 and a $2,500 increase in prepaid expenses. For the three-month period ended July 31, 2017, net cash flows used in operating activities were $6,974.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock or from loans. In the three-month period ended July 31, 2018, we received $nil from financing activities. In the comparative period for fiscal 2017, we generated $6,961 in proceeds relating to shareholder loans.

PLAN OF OPERATION AND FUNDING

In order to evaluate the lithium resource potential of the Railroad Valley Property, the company, plans to build a technical database using cloud GIS technology populated by publicly available geological, oil well, water well and seismic data. This database will be used to produce proprietary surface, subsurface and GIS maps. Additional technical studies addressing 3D mapping enhancement, age dating, source migration, burial history, glacial rebound, X ray diffraction and grain size will help fine tune the database. A budget of $350,000 will be required for personnel, 3rd party consultancy fees and software programs to complete these tasks by the end of October 2019.

The technical database construction is planned to take place in parallel to work programs and designed to complement findings from the 43-101 report, fill technical data gaps and move the Railroad Valley understandings towards defensible resource estimates and a Guide 7 report. Baseline surface sampling has already been conducted for the 43-101 and company operations team commence field mapping, environmental impact assessments, shallow surface borehole planning, drilling and evaluation, seismic acquisition program planning, 2D/3D seismic execution phase, processing and interpretation. A budget of $800,000 will be required for personnel, 3rd party consultancy fees and equipment to complete these tasks by the end of December 2019.

As the data gaps are filled and resource potential quantified, planning will take place for deeper borehole drilling, production borehole drilling and surface production pond/equipment construction. Environmental Impact Studies and permissions will be updated to reflect planning requirements. The planning process is anticipated to require $250,000 and the execution phases is anticipate to require $5,000,000 to be completed in December 2020.

We estimate that the company we will require approximately $6,400,000 to conduct the full exploration program over a two year period. This amount will be used to pay for prospecting and geological mapping, airborne surveys, lodging and food for workers, transportation of workers to and from the work sites, fuel, pick-up truck rentals, assays, drilling, equipment rental, additional claim staking, and supervision.

The officers and directors have agreed to pay all costs and expenses of having the Company comply with the federal and state securities laws (associated with being a public company) should the Company be unable to do so. We estimate that these costs will be approximately $20,000 per year. Our officers and directors have also agreed to pay the other expenses of the Company, excluding those direct costs and expenses of data gathering and mineral exploration, should the Company be unable to do so. To implement our business plan, we will need to secure financing for our business development. We have no source for funding at this time. If we are unable to raise additional funds to implement our business plan and satisfy our reporting obligations, there is a risk the company may be unable to continue as a going concern and/or that investors will no longer have access to current financial and other information about our business affairs. Additional funding to conduct either our full exploration program or a partial exploration program will depend upon our ability to secure loans or obtain either private or public financing. We have had some preliminary negotiations for funding that have been unsuccessful and we currently have not undertaken any further negotiations. There is no assurance that we will be able to obtain such funding on any terms or terms acceptable to us and if adequate funds are not secured in a timely fashion, then there is a substantial risk that the Company will be unable to implement our business plan and/or continue as a going concern. Accordingly, there is no assurance that we will be able to continue in business.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our April 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2018 the Company issued 500,000 shares of its common stock to Oriental Rainbow Group Limited for the purchase of 200 mineral claims/ 4,000 Acres in Railroad Valley Nevada. See the information contained in Item 1.01 of this Current Report on Form 8-K, which is incorporated herein by this reference and Exhibit 10.2 - Property Purchase Agreement filed on form 8-K filed August 16, 2018 for more details.

On August 14 2019 issued 100,000 shares of its common stock to Plateau Ventures LLC, as part of the Assigned property Purchase Agreement. See the information contained in Item 1.01 of this Current Report on Form 8-K, which is incorporated herein by this reference and Exhibit 10.2 - Property Purchase Agreement filed on form 8-K filed August 16, 2018 for more details.

On August 20, 2018, the Company entered into an annual consulting agreement with Peter R Murray, the Company’s Chief Operating Officer and director. The agreement requires the Company to pay Mr. Murray a monthly consulting fee of $3,000 and a stock remuneration of up to 500,000 common shares. Subsequent to the period ended July 31, 2018, 125,000 common shares were issued valued at $118,750. See Item 5.02 filed on form 8-K filed August 23, 2018 for more details.

On August 20, 2018, the Company entered into an annual consulting agreement with Robert FE Jones as a board advisor. The agreement requires the Company to pay Mr. Jones a daily rate of $350 and a stock remuneration of up to 200,000 common shares pursuant to the following schedule and the other terms and conditions of the Consulting Agreement:

50,000 common shares effective immediately

50,000 common shares in the event the agreement is first renewed on the first anniversary date

50,000 common shares in the event the agreement is renewed on the second anniversary date

50,000 common shares in the event the agreement is renewed on the third anniversary date

Subsequent to the period ended July 31, 2018, 50,000 common shares were issued valued at $47,500.

Pursuant to the Jones Consulting Agreement, 50,000 shares of the Company’s common stock were issued to Mr. Jones, with a value of $47,500.

On August 20, 2018, the Company entered into private placement subscriptions with an investor for $100,000 by issuing 156,862 common shares and from another investor for $50,000 by issuing 83,333 common shares for working capital.

On August 17, 2018, the Company entered into a consulting agreement with John P Hart for a period of one year. Upon signing, the Company issued 30,000 common shares valued at $28,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFTEY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

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

BLUE EAGLE LITHIUM INC.

Dated: September 14, 2018	By:	/s/ Rupert Ireland
Rupert Ireland, President and Chief Executive Officer and Chief Financial Officer

