Form 10-Q
period 2018-10-31
BLUE EAGLE LITHIUM INC.
filed 2018-12-17
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

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

76,183,855 shares of common stock are issued and outstanding as of December 13, 2018.

CATIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations of our management and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects”, “may”, “could”, “would”, “should”, “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC.

Readers are cautioned that actual results, including, without limitation: the results of our mineral exploration activities and the overall establishment of our business as well as the results of our financing initiatives, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results, performance or achievements to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, those described in the risk factors detailed from time to time in our other filings with the SEC. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I. FINANCIAL INFORMATION

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$140	$9,785
Prepaids	12,833	5,833
Total Current Assets	12,973	15,618

Intangible Assets, net (Note 4)	8,863	-

Mineral Properties (Note 8)	450,000	-

TOTAL ASSETS	$471,836	$15,618

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest (Note 5)	$112,488	$59,610
Convertible loan payable (Note 6)	50,000	50,000
Loans payable (Note 6)	101,300	101,300
TOTAL CURRENT LIABILITIES	263,788	210,910

Commitments and Contingencies	$-	$-

STOCKHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.0001 Issued and outstanding: 76,045,195 common shares (Note 7) (75,000,000 common shares at April 30, 2018)	$7,605	$7,500
Additional paid-in capital	809,145	14,500
Accumulated deficit	(608,702)	(217,292)

TOTAL STOCKHOLDER’S EQUITY	208,048	(195,292)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$471,836	$15,618

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM INCOME STATEMENTS

For the three and six months ended October 31, 2018 and 2017

(Unaudited)

	For the three months		For the six months
	ended October 31,		ended October 31,
	2018	2017	2018	2017
OPERATING EXPENSES

Amortization	$395	$-	$395	$-
Consulting fees	76,000	-	76,250	-
Management fees	148,950	-	148,950	-
General & administrative expenses	18,377	2,119	25,052	4,064
Marketing and promotional expenses	78,873	-	78,873	-
Mineral exploration expenses	32,500	-	32,500	-
Professional fees	17,587	3,075	20,312	6,050

TOTAL EXPENSES	372,682	5,194	382,332	10,114

OPERATING LOSS	$(372,682)	$(5,194)	$(382,332)	$(10,114)

OTHER EXPENSES
Interest on loans	4,539	3,064	9,078	6,058

NET INCOME/(LOSS)	$(377,221)	$(8,258)	$(391,410)	$(16,172)

Net loss per share, basic and diluted	$(0.0050)	$(0.0001)	$(0.005)	$(0.0002)

Weighted average common shares outstanding basic and diluted	75,854,293	75,000,000	75,427,142	75,000,000

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.0001 per share	Capital	Deficit	Equity

Balance, April 30, 2017	75,000,000	$7,500	$14,500	$(170,502)	$(148,502)

Net income/loss	-	-	-	(46,790)	(46,790)
Balance, April 30, 2018	75,000,000	$7,500	$14,500	$(217,292)	$(195,292)

Shares issued at $0.75 per share for assets	500,000	50	374,950	-	375,000
Shares issued at $0.75 per share for assets	100,000	10	74,990	-	75,000
Shares issued at $0.95 per share for services	30,000	3	28,497	-	28,500
Shares issued at $0.60 per share	83,333	8	49,992	-	50,000
Shares issued at $0.6375 per share	156,862	16	99,984	-	100,000
Shares issued at $0.95 per share for services	125,000	13	118,737	-	118,750
Shares issued at $0.95 per share for services	50,000	5	47,495	-	47,500
Net income/loss	-	-	-	(391,410)	(391,410)
Balance, October 31, 2018	76,045,195	$7,605	$809,145	$(608,702)	$208,048

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

For the six months ended October 31, 2018 and 2017

(Unaudited)

	For the six months
	ended October 31,
	2018	2017
Cash Flows from Operating Activities
Net income/(loss)	$(391,410)	$(16,172)
Amortization	395	-
Shares issued for services	194,750	-

Changes in current assets and liabilities:
Prepaids	(7,000)	-
Accounts payable & accrued interest	52,878	9,184

Net cash used in operating activities	$(150,387)	$(6,988)

Cash Flows from Investing Activities
Intangible Assets	$(9,258)	$-

Net cash provided by investing activities	$(9,258)	$-

Cash Flows from Financing Activities
Proceeds from loans payable	$-	$6,961
Proceeds from issuance of common stock	150,000	-

Net cash provided by financing activities	$150,000	$6,961

Net increase(decrease) in cash	$(9,645)	$(27)

Cash and cash equivalents, beginning of period	$9,785	$583

Cash and cash equivalents, end of period	$140	$556

Supplemental Disclosure
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for assets	$450,000	$-

See accompanying notes to the condensed unaudited interim financial statements.

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

Notes to the Condensed Interim Financial Statements

October 31, 2018

(Unaudited)

Note 1 Nature and Continuance of Operations

Blue Eagle Lithium Inc. (the “Company”) was incorporated in the State of Nevada on July 30, 2009. The Company is engaged in identifying, evaluating and developing early-stage lithium exploration opportunities and has not realized any revenues from its planned operations. Previously, the Company was engaged in the business of developing, manufacturing, marketing and selling dog waste removal devices.

On May 10, 2018, a majority of the Company’s stockholders approved a share split of the issued and outstanding shares of common stock, on a 20-for-1 basis, thereby increasing the issued and outstanding share capital from 3,750,000 to 75,000,000. On July 12, 2018 the Company effectively changed its name from Wishbone Pet Products Inc. to Blue Eagle Lithium Inc. These financial statements give retroactive effect to both these changes.

The Company’s fiscal year ends on April 30.

Note 2 Basis of Presentation – Going Concern Uncertainties

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company is at its early stages of development and has limited operations and has sustained operating losses resulting in a deficit.

The Company has accumulated a deficit of $608,702 since inception, has yet to achieve revenue producing or profitable operations, and further significant losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or generating revenue and achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will need seek additional equity financing from time to time in order to fund its business plan, and it plans to raise funds through private or public equity financings or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The condensed interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2018 annual financial statements. Operating results for the six months period ended October 31, 2018 are not necessarily indicative of the results that can be expected for the year ended April 30, 2019.

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Amortization is based on estimated useful life on a straight-line basis.

Mineral Properties

The Company expenses mineral property exploration expenditures when incurred. When it has established that a mineral deposit is commercially mineable and following a decision to commence development, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized and will be amortized against production following commencement of commercial production, or written off if the property is sold, allowed to lapse or abandoned. Mineral property acquisition costs are initially capitalized when incurred. Option payments and expenditures required to earn an interest in the properties are initially expensed and then capitalized if the option is exercised. The Company assesses the carrying costs for impairment. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Note 4 Intangible Assets

The assets are amortized over 3 years on a straight-line basis.

	October 31, 2018
		Accumulated
	Cost	Amortization	Net
Website	$7,108	$(395)	$6,713
Cloud Data Infrastructure	2,150	-	2,150
	$9,258	$(395)	$8,863

Note 5 Accounts Payable & Accrued Interest

Accrued expenses as of October 31, 2018 and April 30, 2018 are summarized as follows:

	Oct 31, 2018	Apr 30, 2018
Amount owing to officers	$14,504	$-
Accrued accounting fees	11,145	7,650
Accrued legal fees	10,687	2,650
Accrued office expenses	26,694	8,930
Accrued interest expenses	49,458	40,380
	$112,488	$59,610

Note 6 Notes Payable

The Company entered into 11 unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). The Company partially repaid one note and accrued interest totaling $2,000 on March 1, 2018. The following were the principal loan amounts and accrued interests remaining as at October 31, 2018 and April 30, 2018:

	Oct 31, 2018				April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 31 12	17,000	11,900	28,900	Dec 31 12	17,000	10,880	27,880
Aug 13 13	20,000	12,500	32,500	Aug 13 13	20,000	11,300	31,300
Dec 04 14	11,000	5,158	16,158	Dec 04 14	11,000	4,498	15,498
Jun 26 15	10,000	4,017	14,017	Jun 26 15	10,000	3,417	13,417
Jan 25 16	3,671	257	3,928	Jan 25 16	3,671	37	3,707
Mar 22 16	17,725	5,583	23,308	Mar 22 16	17,725	4,520	22,245
Jul 28 16	2,700	729	3,429	Jul 28 16	2,700	567	3,267
Oct 31 16	5,161	1,239	6,399	Oct 31 16	5,161	929	6,090
Jan 31 17	3,902	819	4,721	Jan 31 17	3,902	585	4,487
Apr 28 17	3,181	573	3,754	Apr 28 17	3,181	382	3,563
Jun 03 17	6,961	1,183	8,144	Jun 03 17	6,961	766	7,726
	101,300	43,958	145,258		101,300	37,880	139,180

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

	Oct 31, 2018				April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 04 17	50,000	5,500	55,500	Dec 04 17	50,000	2,500	52,500

Note 7 Common Shares

On May 10, 2018, the Company effected a forward stock split on a 20 to 1 basis, thereby increasing the issued and outstanding share capital from 3,750,000 common shares to 75,000,000 common shares. The common stock par value was changed from $0.001 to $0.0001. These financial statements presented provide the retroactive effect to the changes.

On August 15, 2018, the Company issued 600,000 common shares at $0.75 per share for the purchase of the mineral properties.

On August 17, 2018, the Company issued 83,333 common shares for cash at $0.60 per share to an investor.

On August 17, 2018, the Company issued 30,000 common shares at $0.95 per share for consulting services.

On August 20, 2018, the Company issued 156,862 common shares for cash at $0.6375 per share to an investor.

On August 20, 2018, the Company issued 125,000 common shares at $0.95 per share to its Chief Operating Officer.

On August 20, 2018, the Company issued 50,000 common shares at $0.95 per share for board advisory services.

At October 31, 2018, the Company had 76,045,195 common shares outstanding (75,000,000 common shares at April 30, 2018). There were no warrants or stock options outstanding as of October 31, 2018.

Note 8 Mineral Properties

On August 9, 2018, the Company entered into a property lease assignment agreement with a third party (the “Assignor”) to purchase 200 mineral claims totaling 4,000 acres located in the State of Nevada known as the Railroad Valley, in Nye County. The Company agreed to assume all the rights, titles and interest in the lease in exchange for issuing to the Assignor 500,000 common shares and to the lessor of the property (the “Lessor”) 300,000 common shares as follows (see Note 7):

To the Assignor	–	500,000 common shares upon completion of the agreement (issued)

To the Lessor	–	100,000 common shares upon completion of the agreement (issued); and
	-	100,000 common shares within 90 days upon completion of the agreement (see Note10); and
	-	100,000 common shares within 180 days upon completion of the agreement

In addition, the Company further acknowledged and agreed that the Lessor shall reserve onto itself a royalty on revenues derived from the sale of lithium concentrate and other ores extracted from the property. The Lessor shall have the right to buy 1% of the royalty at any time for $2,000,000 from the Company. Such cash payment will be paid in 90 days intervals, upon completion of an inferred resource calculation that confirms the presence on the property of a minimum 500,000 tons of lithium carbonate equivalent grading no lower than a 40 parts per million lithium grade average.

Note 9 Commitments

Effective August 15, 2018, the Company entered into a consulting agreement with John P Hart for a period of one year. Upon signing, the Company issued 30,000 common shares valued at $28,500. (see Note 7).

Effective August 20, 2018, the Company entered into an annual consulting agreement with Peter R Murray, the Company’s Chief Operating Officer and director. The agreement requires the Company to pay Mr. Murray a monthly consulting fee of $3,000 and a stock remuneration of up to 500,000 common shares as follows (see Note 7):

125,000 common shares effective immediately (issued)

125,000 common shares in the event the agreement is first renewed on the first anniversary date

125,000 common shares in the event the agreement is renewed on the second anniversary date

125,000 common shares in the event the agreement is renewed on the third anniversary date

On August 20, 2018, the Company entered into an annual consulting agreement with Robert FE Jones as a board advisor. The agreement requires the Company to pay Mr. Jones a daily rate of $350 and a stock remuneration of up to 200,000 common shares as follows (see Note 7):

50,000 common shares effective immediately (issued)

50,000 common shares in the event the agreement is first renewed on the first anniversary date

50,000 common shares in the event the agreement is renewed on the second anniversary date

50,000 common shares in the event the agreement is renewed on the third anniversary date

Note 10 Subsequent Events

On November 1, 2018, the Company entered into a one year loan agreement for $12,500 bearing a 12% interest.

On November 5, 2018, the Company entered into a private placement with a shareholder to issue 38,660 common shares for $39,975.

On November 16, 2018, pursuant to the property lease assignment agreement, the Company issued to the Lessor, 100,000 common shares valued at $103,000 ($1.03 per share).

The Company evaluated all events and transactions that occurred after October 31, 2018 up through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

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

Effective July 20, 2018, the company changed its name to “Blue Eagle Lithium Inc.” and affected a 20-for-1 forward split of its common stock by a majority vote of the shareholders. See Item 5.03 filed on Form 8-K filed July 26, 2018 for more details.

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

Effective August 14, 2018, Rami Tabet (“Tabet”) and Rupert Ireland (“Ireland”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), which provided for the sale by Tabet to Ireland of 40,000,000 shares (the “Shares”) of Common Stock, $0.0001 par value (“Common Stock”), of the Company for a purchase price of $100,000. The transfer of the Shares to Ireland was effective on August 14, 2018. Upon his acquisition of the Shares, Ireland became the holder of a majority (approximately 53.3%) of the outstanding shares of Common Stock of the Company, which is sufficient ownership to give him the power to elect all of the members of our Board of Directors. Tabet owned no shares of Common Stock immediately after giving effect to the sale of the Shares to Ireland. For more details see Exhibit 10.1 – Share Purchase Agreement filed on Form 8-K filed August 16, 2018 for more details.

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

The company is authorized to issue up to 200,000,000 shares of Common Stock with a par value of $0.0001 per share, of which 76,183,855shares of Common Stock are currently issued and outstanding as at December 13, 2018.

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

Results of Operations for the Three and Six month period ended October 31, 2018 and 2017

	For the three months		For the six months
	ended October 31,		ended October 31,
	2018	2017	2018	2017
OPERATING EXPENSES

Amortization	$395	$-	$395	$-
Consulting fees	76,000	-	76,250	-
Management fees	148,950	-	148,950	-
General & administrative expenses	18,377	2,119	25,052	4,064
Marketing and promotional expenses	78,873	-	78,873	-
Mineral exploration expenses	32,500	-	32,500	-
Professional fees	17,587	3,075	20,312	6,050

TOTAL EXPENSES	372,682	5,194	382,332	10,114

OPERATING LOSS	$(372,682)	$(5,194)	$(382,332)	$(10,114)

OTHER EXPENSES
Interest on loans	4,539	3,064	9,078	6,058

NET INCOME/(LOSS) before income taxes	$(377,221)	$(8,258)	$(391,410)	$(16,172)

Income taxes	-	-	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(377,221)	$(8,258)	$(391,410)	$(16,172)

Three Month Period Ended October 31, 2018

Net Loss. During the three month periods ended October 31, 2018, the Company had a net loss of $377,221 as compared to the same period for the prior fiscal period of $8,258 net loss. The increase loss of $368,963 was primarily due to losses relating to amortization, consulting fees, management fees, general & administrative expenses, marketing and promotional expenses, mineral exploration expenses, professional fees and interest on loans. This was due to the new business activities of the Company which include operational costs relating to shares issuances to attract consultants and management services, start-up costs, marketing and promotional expenses and maintaining mineral rights.

The weighted average number of shares outstanding was 75,854,283 for the three months period ended October 31, 2018 and 75,000,000 for the three months period ended October 31, 2017.

Operating Expenses. The Company’s operating expenses during the three month periods ended October 31, 2018 were $372,682 compared to $5,194 for the same period ended October 31, 2017. The increase of $367,489 which were primarily due to the increase in the Company’s operations relating to shares issued to consultants for their services of $76,000, shares issued to corporate management of $118,750, corporate management fees of $30,200, professional fees of $20,312, marketing and promotional expenses of $78,873, mineral exploration expenses of $32,500, and general and administrative expenses of $25,052.

Six Month Period Ended October 31, 2018

Net Loss. During the six month periods ended October 31, 2018, the Company had a net loss of $391,410 or $ (0.005) per share. The loss was primarily due to losses relating to amortization, consulting fees, management fees, general & administrative expenses, marketing and promotional expenses, mineral exploration expenses, professional fees and interest on loans, compared to the same period for the prior fiscal period when the Company had a net loss of $16,172 or $(0.0002) per share, which was primarily due to general & administrative expenses, professional fees and interest on loans.

The weighted average number of shares outstanding was 75,427,142 for the six months period ended October 31, 2018 and 75,000,000 for the six months period ended October 31, 2017.

Operating Expenses. The Company’s operating expenses during the six month periods ended October 31, 2018 were $382,332 compared to $10,114 for the same period ended October 31, 2017. The increase of $372,218 which were primarily due to the increase in the Company’s operations relating to shares issued to consultants for their services of $76,000, shares issued to corporate management of $118,750, corporate management fees of $30,200, professional fees of $20,312, marketing and promotional expenses of $78,873, mineral exploration expenses of $32,500, and general and administrative expenses of $25,052.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended October 31, 2018

As at October 31, 2018, our current assets were $12,973 compared to $15,618 as of April 30, 2018. As of October 31, 2018, our current liabilities were $263,788 compared to $210,910 at April 30, 2018. Current liabilities as of October 31, 2018 were comprised of $101,300 in loans payable, $50,000 in convertible notes payable and $112,488 in accounts payable and accrued liabilities. The Company had working capital deficiency of $250,815 as of October 31, 2018 compared to working capital deficiency of $195,292 as of April 30, 2018.

During the six months ended October 31, 2018, the Company received net proceeds of $150,000 from private placements subscriptions. As a result, stockholders’ equity (deficit) increased from $(195,292) as of April 30, 2018 to $208,048 as of October 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2018, net cash flow used in operating activities were $(150,387) consisting of a net loss of $391,410, an increase in accounts payable and accrued interest of $52,878, and a $7,000 decrease in prepaid expenses. For the six month period ended October 31, 2017, net cash flow used in operating activities were $(6,988). Non-cash adjustments to reconcile net income used in operating activities include $194,750 for shares issued for consulting and management services.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock under private placements or from loans. In the six months period ended October 31, 2018, we received $150,000 in Common Stock subscription proceeds. In the comparative period for fiscal 2017, we generated $6,961 in proceeds relating to shareholder loans.

Cash Flows from Investing Activities

We have spent $9,258 to develop our website and infrastructure during the six months period ended October 31, 2018 as compared to $nil for the same time period for the prior for fiscal period in 2017.

PLAN OF OPERATION AND FUNDING

In order to evaluate the lithium resource potential of the Railroad Valley Property, the company, plans to develop a technical database using cloud geographic information system (“GIS”) technology populated by publicly available geological, oil well, water well and seismic data. This database will be used to produce proprietary surface, subsurface and GIS maps. Additional technical studies addressing 3D mapping enhancement, age dating, source migration, burial history, glacial rebound, x-ray diffraction and grain size will help fine tune the database. A budget of $350,000 will be required for personnel, third party consultancy fees and software programs to complete these tasks by the end of October 2019.

The technical database development is planned to take place in parallel to the work programs and is designed to fill technical data gaps and move the Railroad Valley understandings towards defensible resource estimates. Baseline surface sampling has already been conducted at the property in Railroad Valley and the company’s operations team has commenced field mapping, environmental impact assessments, shallow surface borehole planning, drilling and evaluation, seismic acquisition program planning, 2D/3D seismic execution phase, processing and interpretation. We project that a budget of $800,000 will be required for personnel, third party consultancy fees and equipment to complete these objectives by the end of December 2019.

As the data gaps are filled and resource potential quantified, we are planning for deeper borehole drilling, production borehole drilling and surface production pond/equipment construction. Environmental Impact Studies and permissions will be updated to reflect planning requirements. The planning process is anticipated to require $250,000 and the execution phases is anticipated to require $5,000,000 to be ideally completed in December 2020.

We estimate that the company will require approximately $6,400,000 to conduct the full exploration program over a two-year period, which will be used to pay for prospecting and geological mapping, airborne surveys, lodging and food for workers, transportation of workers to and from the work sites, fuel, pick-up truck rentals, assays, drilling, equipment rental, additional claim staking and supervision.

Our officers and directors have agreed to pay all costs and expenses of having the Company comply with the federal and state securities laws (associated with being a public company) should the Company be unable to do so. We estimate that these costs will be approximately $20,000 per year. Our officers and directors have also agreed to pay the other expenses of the Company, excluding those direct costs and expenses of data gathering and mineral exploration, should the Company be unable to do so. To implement our business plan, we will need to secure financing for our business development. We have no source of funding at this time and, to date, have largely relied on private placement issuances of our Common Stock and debt for our operations. If we are unable to raise additional funds to implement our business plan and satisfy our reporting obligations, there is a risk the company may be unable to continue as a going concern and/or that investors will no longer have access to current financial and other information about our business affairs. Additional funding to implement our full business plan or a partial exploration program will depend upon our ability to secure loans or obtain either private or public financing. We have had some preliminary negotiations for funding that have been unsuccessful and we currently have not undertaken any further negotiations. There is no assurance that we will be able to obtain such funding on any terms or terms acceptable to us and if adequate funds are not secured in a timely fashion, then there is a substantial risk that the Company will be unable to implement its business plan and/or continue as a going concern, which could lead to significant diminution in the value of the Company or the failure of our business.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

GOING CONCERN

The independent auditors’ report accompanying our audited April 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company is an exploration stage company. Presently, the Company’s operations do not generate cash flow and its financial success is dependent on management’s ability to discover economically viable mineral deposits. The mineral exploration process can take many years and is subject to factors that are beyond the Company’s control. In order to continue as a going concern and to meet its corporate objectives, which primarily consist of exploration work on its mineral properties, the Company will require additional financing through debt or equity issuances or other available means. Although the Company has been partially successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. As described under Plan of Operation and Funding above, Management believes it may have the opportunity to raise equity capital as required in the long term but recognizes there will be risks involved that may be beyond their control. The annual and interim financial statements do not include any adjustments to the recoverability and classification of reduced asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. These adjustments could be material. The Company is not subject to material externally-imposed capital constraints.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months period ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 5, 2018, the Company entered into a private placement with a shareholder to issue 38,660 common shares for $39,975.

On November 16, 2018, pursuant to the property lease assignment agreement, the Company issued to the Lessor, 100,000 common shares valued at $103,000 ($1.03 per share).

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

Pursuant to the Jones Consulting Agreement, 50,000 shares of the Company’s common stock were issued to Mr. Jones, with a value estimated at $47,500.

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

On August 14, 2018 issued 100,000 shares of its common stock to Plateau Ventures LLC, as part of the Assigned property Purchase Agreement. See the information contained in Item 1.01 of this Current Report on Form 8-K, which is incorporated herein by this reference and Exhibit 10.2 - Property Purchase Agreement filed on form 8-K filed August 16, 2018 for more details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

BLUE EAGLE LITHIUM INC.

Dated: December 17, 2018	By:	/s/ Rupert Ireland
Rupert Ireland, President and Chief Executive Officer and Chief Financial Officer

