Form 10-Q
period 2019-01-31
BLUE EAGLE LITHIUM INC.
filed 2019-03-15
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Wishbone Pet Products Inc.

(Former name of registrant)

2857 Sherwood Heights Drive, Oakville, Ontario L6J 7J9

(Former address of registrant)

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

76,183,855 shares of common stock are issued and outstanding as of March 15, 2019.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$165	$9,785
Prepaids	10,333	5,833
Total Current Assets	10,498	15,618

Equipment, net (Note 4)	2,150	-
Intangible Assets, net (Note 5)	6,121	-
Mineral Properties (Note 9)	553,000	-

TOTAL ASSETS	$571,769	$15,618

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest (Note 6)	$124,017	$59,610
Convertible loan payable (Note 7)	50,000	50,000
Loans payable (Note 7)	152,800	101,300
TOTAL CURRENT LIABILITIES	326,817	210,910

Commitments and Contingencies	$-	$-

STOCKHOLDER’S EQUITY
Capital stock authorized: 200,000,000 common shares with a par value $0.0001 Issued and outstanding: 76,183,855 common shares (Note 8) (75,000,000 common shares at April 30, 2018)	$7,618	$7,500
Additional paid-in capital	952,107	14,500
Accumulated deficit	(714,773)	(217,292)
TOTAL STOCKHOLDER’S EQUITY	244,952	(195,292)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$571,769	$15,618

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM INCOME STATEMENTS

For the three and nine months ended January 31, 2019 and 2018

(Unaudited)

	For the three months		For the nine months
	ended January 31,		ended January 31,
	2019	2018	2019	2018
OPERATING EXPENSES

Amortization	$592	$-	$987	$-
Consulting fees	-	-	76,250	-
Management fees	33,600	-	182,550	-
Rent	516	-	1,047	-
General & administrative expenses	12,436	4,500	36,957	8,564
Marketing and promotional expenses	2,654	-	81,527	-
Mineral exploration expenses	34,742	-	67,242	-
Professional fees	16,450	2,175	36,762	8,225

TOTAL EXPENSES	100,990	6,675	483,332	16,789

OPERATING LOSS	$(100,990)	$(6,675)	$(483,332)	$(16,789)

OTHER EXPENSES
Interest on loans	5,081	4,064	14,159	10,122

NET INCOME/(LOSS)	$(106,071)	$(10,739)	$(497,481)	$(26,911)

Net loss per share, basic and diluted	$(0.0014)	$(0.0001)	$(0.007)	$(0.0004)

Weighted average common shares outstanding basic and diluted	75,166,537	75,000,000	75,673,607	75,000,000

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the nine months ended January 31, 2019

(Unaudited)

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.0001 per share	Capital	Deficit	Equity

Balance, April 30, 2018	75,000,000	$7,500	$14,500	$(217,292)	$(195,292)
Net income/loss				(14,189)	(14,189)
Balance, July 31, 2018	75,000,000	7,500	14,500	(231,481)	(209,481)

Shares issued at $0.75 per share for assets	500,000	50	374,950	-	375,000
Shares issued at $0.75 per share for assets	100,000	10	74,990	-	75,000
Shares issued at $0.95 per share for services	30,000	3	28,497	-	28,500
Shares issued at $0.60 per share	83,333	8	49,992	-	50,000
Shares issued at $0.6375 per share	156,862	16	99,984	-	100,000
Shares issued at $0.95 per share for services	125,000	13	118,737	-	118,750
Shares issued at $0.95 per share for services	50,000	5	47,495	-	47,500
Net income/loss	-	-	-	(377,221)	(377,221)
Balance, October 31, 2018	76,045,195	7,605	809,145	(608,702)	208,048

Shares issued at $1.034 per share	38,660	3	39,972	-	39,975
Shares issued at $1.03 per share for assets	100,000	10	102,990	-	103,000
Net income/loss	-	-	-	(106,071)	(106,071)
Balance, January 31, 2019	76,183,855	$7,618	$952,107	$(714,773)	$244,952

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the nine months ended January 31, 2018

(Unaudited)

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.0001 per share	Capital	Deficit	Equity

Balance, April 30, 2017	75,000,000	$7,500	$14,500	$(170,502)	$(148,502)
Net income/loss				(7,914)	(7,914)
Balance, July 31, 2017	75,000,000	7,500	14,500	(178,416)	(156,416)

Net income/loss	-	-	-	(8,258)	(8,258)
Balance, October 31, 2017	75,000,000	7,500	14,500	(186,674)	(164,674)

Net income/loss	-	-	-	(10,739)	(10,739)
Balance, January 31, 2018	75,000,000	$7,500	$14,500	$(197,413)	$(175,413)

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

For the nine months ended January 31, 2019 and 2018

(Unaudited)

	For the nine months
	ended January 31,
	2019	2018
Cash Flows from Operating Activities
Net income/(loss)	$(491,481)	$(26,911)
Amortization	987	139
Shares issued for services	194,750	-

Changes in current assets and liabilities:
Prepaids	(4,500)	(8,733)
Accounts payable & accrued interest	64,407	(4,519)

Net cash used in operating activities	$(241,837)	$(40,024)

Cash Flows from Investing Activities
Intangible Assets	$(9,258)	$(5,000)

Net cash provided by investing activities	$(9,258)	$(5,000)

Cash Flows from Financing Activities
Proceeds from loans payable	$51,500	$6,961
Proceeds from convertible loans payable	-	50,000
Proceeds from issuance of common stock	189,975	-

Net cash provided by financing activities	$241,475	$56,961

Net increase(decrease) in cash	$(9,620)	$11,937

Cash and cash equivalents, beginning of period	$9,785	$583

Cash and cash equivalents, end of period	$165	$12,520

Supplemental Disclosure
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for assets	$553,000	$-

See accompanying notes to the condensed unaudited interim financial statements.

BLUE EAGLE LITHIUM INC.

(Formerly WISHBONE PET PRODUCTS INC.)

Notes to the Condensed Interim Financial Statements

January 31, 2019

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

The Company has accumulated a deficit of $714,773 since inception, has yet to achieve revenue producing or profitable operations, and further significant losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or generating revenue and achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will need seek additional equity financing from time to time in order to fund its business plan, and it plans to raise funds through private or public equity financings or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The condensed interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2018 annual financial statements. Operating results for the nine months period ended January 31, 2019 are not necessarily indicative of the results that can be expected for the year ended April 30, 2019.

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

Equipment

The cost of equipment is capitalized and depreciated over its estimated useful life of 3 years on a straight-line basis.

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

Note 4 Equipment

Equipment is amortized over 3 years on a straight-line basis.

	January 31, 2019
	Cost	Accumulated Amortization	Net
Equipment	$2,150	$-	$2,150

Note 5 Intangible Assets

The assets are amortized over 3 years on a straight-line basis.

	January 31, 2019
	Cost	Accumulated Amortization	Net
Website	$7,108	$(987)	$6,121

Note 6 Accounts Payable & Accrued Interest

Accrued expenses as of January 31, 2019 and April 30, 2018 are summarized as follows:

	Jan 31, 2019	Apr 30, 2018
Amount owing to officers	$32,205	$-
Accrued accounting fees	10,275	7,650
Accrued legal fees	16,913	2,650
Accrued office expenses	10,086	8,930
Accrued interest expenses	54,538	40,380
	$124,017	$59,610

Note 7 Notes Payable

The Company entered into 11 unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). The Company partially repaid one note and accrued interest totaling $2,000 on March 1, 2018. The following were the principal loan amounts and accrued interests remaining as at October 31, 2018 and April 30, 2018:

	Jan 31 2019				April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 31 12	17,000	12,410	29,410	Dec 31 12	17,000	10,880	27,880
Aug 13 13	20,000	13,100	33,100	Aug 13 13	20,000	11,300	31,300
Dec 04 14	11,000	5,488	16,488	Dec 04 14	11,000	4,498	15,498
Jun 26 15	10,000	4,317	14,317	Jun 26 15	10,000	3,417	13,417
Jan 25 16	3,671	367	4,038	Jan 25 16	3,671	36	3,707
Mar 22 16	17,725	6,115	23,840	Mar 22 16	17,725	4,520	22,245
Jul 28 16	2,700	810	3,510	Jul 28 16	2,700	567	3,267
Oct 31 16	5,161	1,393	6,554	Oct 31 16	5,161	929	6,090
Jan 31 17	3,902	936	4,838	Jan 31 17	3,902	585	4,487
Apr 28 17	3,181	668	3,849	Apr 28 17	3,181	382	3,563
Jun 03 17	6,961	1,392	8,353	Jun 03 17	6,961	766	7,726
	$101,300	$46,997	$148,297		$101,300	$37,880	$139,180

The Company entered into one unsecured note payable that is due November 1, 2019 with an interest of 12% per annum. The following was the principal amount and the accrued interests remaining at January 31, 2019.

	Amount	Interest	Total
Nov 01 18	$12,500	$378	$12,878

The Company entered into one unsecured note payable that is due on December 7, 2019 with an interest of 3% per annum. The following was the principal amount and the accrued interests remaining at January 31, 2019.

	Amount	Interest	Total
Dec 12 18	$39,000	$163	$39,163

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

	January 31, 2019			April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 04 17	50,000	7,000	57,000	Dec 04 17	50,000	2,500	52,500

Note 8 Common Shares

On May 10, 2018, the Company effected a forward stock split on a 20 to 1 basis, thereby increasing the issued and outstanding share capital from 3,750,000 common shares to 75,000,000 common shares. The common stock par value was changed from $0.001 to $0.0001. These financial statements presented provide the retroactive effect to the changes.

On August 15, 2018, the Company issued 600,000 common shares at $0.75 per share for the purchase of the mineral properties. The share price was issued at market.

On August 17, 2018, the Company issued 83,333 common shares for cash at $0.60 per share to an investor. The share price was negotiated with a 20% discount when the market was at $0.75 per share.

On August 17, 2018, the Company issued 30,000 common shares at $0.95 per share for consulting services. The share price was issued at market.

On August 20, 2018, the Company issued 156,862 common shares for cash at $0.6375 per share to an investor. The share price was negotiated with a 15% discount when the market was at $0.75 per share.

On August 20, 2018, the Company issued 125,000 common shares at $0.95 per share to its Chief Operating Officer. The share price was issued at market

On August 20, 2018, the Company issued 50,000 common shares at $0.95 per share for board advisory services. The share price was issued at market.

On November 1, 2018, the Company issued 38,660 common shares for cash at $1.034 per share to a shareholder. The share price was negotiated with a 15% discount from the previous 10 days closing average price of $1.2175 per share.

On November 14, 2018, the Company issued 100,000 common shares at $1.03 per share for the purchase of the mineral properties. The share price was issued at market.

At January 31, 2019, the Company had 76,183,855 common shares outstanding (75,000,000 common shares at April 30, 2018). There were no warrants or stock options outstanding as of January 31, 2019 and April 30, 2018.

Note 9 Mineral Properties

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

To the Assignor	–	500,000 common shares upon completion of the agreement (issued)

To the Lessor	–	100,000 common shares upon completion of the agreement (issued); and
	–	100,000 common shares within 90 days upon completion of the agreement (issued); and
	–	100,000 common shares within 180 days upon completion of the agreement (to be issued)

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

Note 10 Commitments

Effective August 15, 2018, the Company entered into a consulting agreement with John P Hart for a period of one year. Upon signing, the Company issued 30,000 common shares valued at $28,500. (see Note 8).

Effective August 20, 2018, the Company entered into an annual consulting agreement with Peter R Murray, the Company’s Chief Operating Officer and director. The agreement requires the Company to pay Mr. Murray a monthly consulting fee of $3,000 and a stock remuneration of up to 500,000 common shares as follows (see Note 8):

125,000 common shares effective immediately (issued)

125,000 common shares in the event the agreement is first renewed on the first anniversary date

125,000 common shares in the event the agreement is renewed on the second anniversary date

125,000 common shares in the event the agreement is renewed on the third anniversary date

On August 20, 2018, the Company entered into an annual consulting agreement with Robert FE Jones as a board advisor. The agreement requires the Company to pay Mr. Jones a daily rate of $350 and a stock remuneration of up to 200,000 common shares as follows (see Note 8):

50,000 common shares effective immediately (issued)

50,000 common shares in the event the agreement is first renewed on the first anniversary date

50,000 common shares in the event the agreement is renewed on the second anniversary date

50,000 common shares in the event the agreement is renewed on the third anniversary date

Note 11 Subsequent Events

The Company evaluated all events and transactions that occurred after January 31, 2019 up through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

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

The company is authorized to issue up to 200,000,000 shares of Common Stock with a par value of $0.0001 per share, of which 76,183,855 shares of Common Stock are currently issued and outstanding as at March 15, 2019. The Company’s common shares are listed on the OTCQB under the symbol “BEAG”.

The company has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, merger consolidations or purchase or sale of a significant amount of assets not in the ordinary course of the company’s business.

Railroad Valley Project

The Railroad Valley property covers 4,000 acres within Railroad Valley, Nevada, approximately 100 miles northeast of Tonopah, Nye County, Nevada and can be accessed directly from US Route 6. Railroad Valley is one of the largest trapped drainage basins in North America and was first identified as lithium rich by the US Geological Survey with the potential to host lithium bearing brines in its extensive subterranean aquifers beneath the valley floor. The property is situated in the Great Basin physiographic province of the Basin and Range tectonic province. North-south trending mountain ranges and intramontane basins often with playas characterize the area. Elevations in the Railroad Valley playa range from 4,725 to 4,760 ft, the highstand shoreline of the southeast side of Railroad Valley Lake at Heath Canyon is 4,860 ft. The rugged Grant and Quinn Ranges forms the eastern margin of the valley and rises to 10,945 ft ASL at Troy Peak, while the undulant Pancake Range west of the valley reaches 6,260 ft ASL on Hwy 6.

The Railroad Valley basin is a green-fields lithium target believed to be an analogue to Clayton Valley, about 124 miles to the west-southwest. Both are typical arid, closed basins with no water outflow and a common stratigraphic history of pluvial and arid climate variations. Railroad Valley hosts a larger playa, larger catchment area, and deeper basin fill than Clayton Valley. Similar graben fault structures active into Holocene time occur in both settings which suggest the potential for tectonic isolation of potential brine aquifers to retain brines. Surface reconnaissance soil sampling on nearby properties have returned samples up to 275 ppm Lithium. Similar values occur in the brine at the Albemarle Silver Peak lithium mine.

The Railroad Valley property is accessible from Ely, Nevada by traveling 48 miles SW on US Hwy 6 toward Tonopah. A well-marked turnoff to the southeast just inside the Railroad Valley leads to a well-maintained gravel road constructed for oil extraction and ranch access along the east margin of the Railroad Valley basin provide access west of SRRV property. A former oilfield access gravel road heads a few miles NW to the eastern side of the property. The total distance to the property form Ely is approximately 68 miles.

During the period ended December 31, 2018, the Company conducted baseline surface soil samples, rock samples and water samples located within the property. A total of 70 soil samples, 10 rock samples and 7 water samples have been analyzed. As a result, the Company has initiated its recommended work program from the positive technical report from Tekhne Research. The recommended work program is comprised of two phases. The first phase is the collation of relevant available data in both Railroad Valley and Clayton Valley to build a propriety database with associated exclusive GIS or 3D maps and subsequent interpretation. The Company has engaged Geologix Technologies of Houston as its strategic technology partner to provide the Company with cutting edge digitized databases and mapping. The second phase will focus on drilling to test targets defined in phase one. The Company will be using diamond drilling for physical properties and geology to provide better quality core details.

Geologix Technologies will provide a secure cloud database constructed with an asset focused, geological information system (GIS) compliant framework. The database is being populated with data available in historical public records, oil and water well records, seismic date, remote sensing data, digital elevation models, lithological and geological maps. The database will be utilized to produce propriety surface, sub-surface and GIS maps. The Company’s database and proprietary maps will be used to optimize a shallow borehole drilling program in Phase two. In addition, the database will help find probable properties in the Railroad Valley neighboring target areas and possibly identify suitable lithium properties.

The recommended work program consists of the following with a budget of approximately $950,000 exclusive of contingency allowance and applicable taxes:

Phase 1

1. Collect and synthesize existing oil field data (seismic, gravity and drill logs)

2. AMT surveys

3. Sample playa soils

4. Sample analysis

5. Geology, field supervision and support, reports and data analysis

Phase 2

1. Re-open and sample five nearby wells

2. Diamond drilling

3. Water samples

4. Geology, field supervision and support, reports and data analysis

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

Results of Operations for the Three and Nine months period ended January 31, 2019

	For the three months		For the nine months
	ended January 31,		ended January 31,
	2019	2018	2019	2018
OPERATING EXPENSES

Amortization	$592	$-	$987	$-
Consulting fees	-	-	76,250	-
Management fees	33,600	-	182,550	-
General & administrative expenses	12,952	4,500	38,004	8,564
Marketing and promotional expenses	2,654	-	81,527	-
Mineral exploration expenses	34,742	-	67,242	-
Professional fees	16,450	2,175	36,762	8,225

TOTAL EXPENSES	100,990	6,675	483,332	16,789

OPERATING LOSS	$(100,990)	$(6,675)	$(483,332)	$(16,789)

OTHER EXPENSES
Interest on loans	5,081	4,064	14,159	10,122

NET INCOME/(LOSS)	$(106,071)	$(10,739)	$(497,481)	$(26,911)

Net loss per share, basic and diluted	$(0.0014)	$(0.0001)	$(0.007)	$(0.0004)

Weighted average common shares outstanding basic and diluted	75,166,537	75,000,000	75,673,607	75,000,000

Three Months Period Ended January 31, 2019

Net Loss. During the three months period ended January 31, 2019, the Company had a net loss of $106,071 as compared to the same period for the prior fiscal period of $10,739 net loss. The increase loss of $95,332 was primarily due to losses relating to amortization, consulting fees, management fees, general & administrative expenses, marketing and promotional expenses, mineral exploration expenses, professional fees and interest on loans. This was due to the new business activities of the Company which include operational costs relating to the start of exploratory activities, management services, start-up costs, marketing and promotional expenses and maintaining mineral rights.

The weighted average number of shares outstanding was 75,166,537 for the three months period ended January 31, 2019 and 75,000,000 for the three months period ended January 31, 2018.

Operating Expenses. The Company’s operating expenses during the three months period ended January 31, 2019 were $100,990 compared to $6,675 for the same period ended January 31, 2018. The increase of $94,315 which was primarily due to the increase in the Company’s operations relating corporate management fees of $33,600, professional fees of $16,450, marketing and promotional expenses of $2,654, and general and administrative expenses of $12,952. The Company has commenced preliminary exploratory activities and incurred expenditures of $34,742 which included site visits and work at the mineral properties.

Nine Months Period Ended January 31, 2019

Net Loss. During the nine months period ended January 31, 2019, the Company had a net loss of $497,481 or $ (0.007) per share. The loss was primarily due to losses relating to amortization, consulting fees, management fees, general & administrative expenses, marketing and promotional expenses, mineral exploration expenses, professional fees and interest on loans, compared to the same period for the prior fiscal period when the Company had a net loss of $26,911 or $(0.0004) per share, which was primarily due to general & administrative expenses, professional fees and interest on loans.

The weighted average number of shares outstanding was 75,673,607 for the nine months period ended January 31, 2019 and 75,000,000 for the nine months period ended January 31, 2018.

Operating Expenses. The Company’s operating expenses during the nine months period ended January 31, 2019 were $483,332 compared to $16,789 for the same period ended January 31, 2018. The increase of $466,533 which was primarily due to the increase in the Company’s operations relating to shares issued to consultants for their services of $76,000, shares issued to corporate management of $118,750, corporate management fees of $63,800, professional fees of $36,762, marketing and promotional expenses of $81,527, mineral exploration expenses of $67,242, and general and administrative expenses of $38,004.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Period Ended January 31, 2019

As at January 31, 2019, our current assets were $10,498 compared to $15,618 as of April 30, 2018. As of January 31, 2019, our current liabilities were $326,817 compared to $210,910 at April 30, 2018. Current liabilities as of January 31, 2019 were comprised of $152,800 in loans payable, $50,000 in convertible notes payable and $124,017 in accounts payable and accrued liabilities. The Company had working capital deficiency of $316,319 as of January 31, 2019 compared to working capital deficiency of $195,292 as of April 30, 2018.

During the nine months ended January 31, 2019, the Company received net proceeds of $189,975 from private placement subscriptions. As a result, stockholders’ equity (deficit) increased from $(195,292) as of April 30, 2018 to $244,952 as of January 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended January 31, 2019, net cash flow used in operating activities were $(241,837) consisting of a net loss of $497,481, an increase in accounts payable and accrued interest of $64,407, and a $4,500 decrease in prepaid expenses. For the nine months period ended January 31, 2018, net cash flow used in operating activities were $(40,024). During January 31, 2019, non-cash adjustments to reconcile net income used in operating activities include $194,750 for shares issued for consulting and management services.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock under private placements or from loans. In the nine months period ended January 31, 2019, we received $189,975 in Common Stock subscription proceeds, $39,000 relating to shareholder loans and $12,500 in proceeds from notes payable. In the comparative period for fiscal 2018, we generated $6,961 in proceeds relating to shareholder loans and $50,000 in proceeds from notes payable.

Cash Flows from Investing Activities

We have spent $9,258 to develop our website and infrastructure during the nine months period ended January 31, 2019 as compared to $5,000 for the same time period for the prior for fiscal period in 2018.

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

The technical database development is planned to take place in parallel to work programs and is designed to fill technical data gaps and move the Railroad Valley understandings towards defensible resource estimates. Baseline surface sampling has already been conducted at the property in Railroad Valley and the Company’s operations team has commenced field mapping, environmental impact assessments, shallow surface borehole planning, drilling and evaluation, seismic acquisition program planning, 2D/3D seismic execution phase, processing and interpretation. We project that a budget of $800,000 will be required for personnel, third party consultancy fees and equipment to complete these objectives by the end of December 2019.

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

RISKS

The Company’s financial risks arising from its financial instruments are credit risk, liquidity risk, interest rate risk and foreign exchange rate risk. The Company’s exposure to these risks and the policies on how to mitigate these risks are set out below. Management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

Credit risk

Credit risk is the risk of potential loss to the Company if the counter party to a financial instrument fails to meet is contractual obligations. The credit risk of the Company is associated with cash and cash equivalents and restricted cash. Management does not expect these counterparts to fail to meet their obligations.

Liquidity risk

Liquidity risk is the risk that the Company will not meet its obligations associated with its financial liabilities as they fall due. The Company performs cash flow forecasting for each fiscal year to ensure there is sufficient cash available to fund its projects and operations. As at January 31, 2019, the Company had a cash and cash equivalent balance of $10,498 and current liabilities of $326,817. The Company’s financial liabilities include trade and other payables which have contractual maturities of 30 days or are due on demand or notes due within a year. At present, the Company’s operations do not generate cash flow. The Company’s primary source of funding has been the issuance of equity securities through private placements and notes payable. Despite previous success in completing these financings, there is no guarantee of obtaining future financings.

Interest rate risk

Interest rate risk is the risk that fair value or future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. The Company is currently not exposed to interest rate risk.

Foreign exchange rate risk

Foreign exchange rate risk is the risk that fair value or future cash flows of financial instrument will fluctuate because of changes in foreign exchange rates. The Company’s functional currency is the United States dollar and major purchases are transacted in United States dollars. The Company funds certain operations, exploration and administrative expenses in Canadian dollars, Euros and UK Pounds Sterling by paying expenditures from its United States bank account. The foreign exchange rate risks on these payments are not considered significant due to the small value of the transactions. The Company does not hedge its foreign exchange risk.

OPERATION RISK AND UNCERTAINTIES

Operating hazards and risks

Mineral exploration involves many risks. The operation in which the Company has a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, any of which could result in work stoppage and damage to persons or property or the environment and possible legal liability for any and all damage. Fires, power outages, labor disruptions, flooding, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are some of the risks involved in the conduct of exploration programs.

Environmental Factors

The Company currently conducts exploration activities in the State of Nevada. Such activities are subject to various laws, rules and regulations governing the protection of the environment. Such legislation imposes rigorous standards on the mining industry to reduce or eliminate the effects of waste generated by extraction and processing operations and subsequently deposited on the ground or emitted into the air or in the water.

All phases of the Company’s operations are subject to environmental regulation in the jurisdiction in which it operates. Environmental legislation is evolving in a manner which requires stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for the companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations. The cost of compliance with changes in governmental regulations has the potential to preclude entirely the economic development of a property.

The Company is able to conduct its exploration within the provisions of the applicable environmental legislation without undue constraint on its ability to carry on efficient operations. The estimated annual cost of environmental compliance for all properties held by the Company in the exploration stage is minimal and pertains primarily to carrying out diamond drilling, trenching or stripping. Environmental hazards may exist on the Company’s properties, which hazards are unknown to the Company at present, which have been caused by previous or existing owners or operators of the properties.

Governmental Regulation

Exploration activities on the Company’s properties are affected to varying degrees by government regulations relating to such matters as environmental protection, health, safety and labor; mining law reform; restrictions on production, price controls and tax increases; maintenance of claims; tenure; and expropriation of property. There is no assurance that future changes in such regulation, if any, will not adversely affect the Company’s operations. Changes in such regulation could result in additional expenses and capital expenditures, restrictions on the availability of capital, competition, reserve uncertainty, potential conflicts of interest, title risks, dilution and restrictions and delays in operations, the extent of which cannot be predicted.

The Company is at the exploration stage on all of its properties. Exploration on the Company’s properties requires responsible best exploration practices to comply with company policy, government regulations, maintenance of claims and tenure. All mining activities in Nevada, regardless of the private or public status of the land which they occurs, are regulated through the Nevada Division of Environmental Protection’s (NDEP) Bureau of Mining Regulation and Reclamation (MBRR). The Bureau administers the State mining laws and mine-related environmental permits. It is composed of three technical branches: Regulation, Closure and Reclamation, all of which protects the waters of the State under the Water Pollution Control regulations. The Regulation Branch provides permitting and inspections; the Closure Branch works with facilities at the cessation of operations to ensure that all components are left chemically stable for the long term, and that the activities will not degrade waters of the State; and the Reclamation Branch regulates exploration and mining operations for permits to explore and mine to reclaim the disturbance created to a safe condition post mining land use.

If any of the Company’s projects are advanced to the development stage, those operations will also be subject to various laws and regulations concerning development, production, taxes, labor standards, environmental protection, mine safety and other matters.

Additional funding requirements

Further exploration on and any development of the Company’s projects will require additional resources and funding. The Company currently does not have sufficient funds to fully explore and develop these projects. In addition, any positive production decision, if achieved, would require significant funding for project engineering and construction. Accordingly, the continuing development of the Company’s properties will depend upon the Company’s ability to obtain financing through debt financing, equity financing, joint venture projects or other means. There is no assurance that the Company will be successful in obtaining the required financing for these or other purposes, including for general working capital.

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

The Company is an exploration stage company. Presently, the Company’s operations do not generate cash flow and its financial success is dependent on management’s ability to discover economically viable mineral deposits. The mineral exploration process can take many years and is subject to factors that are beyond the Company’s control. In order to continue as a going concern and to meet its corporate objectives, which primarily consist of exploration work on its mineral properties, the Company will require additional financing through debt or equity issuances or other available means. The Company had working capital deficiency of $316,319 as of January 31, 2019. Although the Company has been partially successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. As described under Plan of Operation and Funding above, Management believes it may have the opportunity to raise equity capital as required in the long term but recognizes there will be risks involved that may be beyond their control. The annual and interim financial statements do not include any adjustments to the recoverability and classification of reduced asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. These adjustments could be material. The Company is not subject to material externally-imposed capital constraints.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months period ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLUE EAGLE LITHIUM INC.

Dated: March 15, 2019	By:	/s/ Rupert Ireland
Rupert Ireland, President and Chief Executive Officer and Chief Financial Officer

