Form 10-K
period 2019-04-30
BLUE EAGLE LITHIUM INC.
filed 2019-07-31
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission files number 000-55588

BLUE EAGLE LITHIUM INC.

(Formerly Wishbone Pet Products Inc.)

(Exact name of registrant as specified in its charter)

Nevada	35-2636271
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2831 St Rose Parkway, Suite 200, Henderson, NV 89052

(Address of principal executive offices)

Registrant’s telephone number, including area code: (702) 889-3369

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the date of this report, the registrant had 35,000,000 shares of voting common stock that were held by non-affiliates. As of October 31, 2018, the Company’s last business day of the Company’s most recently completed second fiscal quarter, the last sale price of the Company’s common stock was $0.85. These non-affiliate shares have an aggregate market value of $29,750,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 31, 2019, the registrant had 76,583,855 shares of common stock with par value $0.0001 issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our lack of operating history;

●	our current lack of capital resources needed to progress our business plan;

●	the existence (or lack thereof) of lithium deposits on our properties and our ability to explore and mine such deposits successfully;

●	acceptance of our business model by investors and potential commercial collaborators;

●	our current and future capital requirements and our ability to satisfy our capital needs;

●	Trends affecting the prices of lithium and changes in raw material and energy prices;

●	our success in obtaining the necessary regulatory approvals for our mining activities;

●	regulatory challenges and changes;

●	our ability to retain key executive members;

●	changes in quality standards or technology applications;

●	adverse legal, regulatory or labor disputes or proceedings;

●	interpretations of current laws and the passages of future laws, rules and regulations applicable to our business.

●	additional factors discussed below under Item 5.06. Change in Shell Company Status—Risk Factors

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Report.

PART I

Item 1: Description of Business

Summary

Blue Eagle Lithium Inc. (the “Company,” “we,” “us,” “our” or similar terminology) is a Nevada corporation that was incorporated on July 30, 2009. The Company was initially incorporated under the name “Wishbone Pet Products Inc.” Effective July 20, 2018, the Company changed its name to “Blue Eagle Lithium Inc.” and affected a 20 for 1 forward split of its common stock, par value $0.0001 per share (“Common Stock”), by a majority vote of the shareholders.

The Company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 2831 St Rose Parkway, Suite 200, Henderson, NV, 89052. The Company’s office telephone number is (702) 889-3369.

The Company has an authorized capital of 200,000,000 shares of Common Stock, of which 76,583,855 shares of Common Stock are currently issued and outstanding as of the date of this report.

The Company has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications or merger consolidations. The Company has entered into three major acquisition of assets in the previous 12 months for the purchase of mineral claims in the Railroad Valley of the State of Nevada. For more information please see sections below titled Overview—August 2018 Acquisition of Mineral Claims in the Railroad Valley and Overview—April 2019 Acquisition of Mineral Claims in the Railroad Valle. The Company had also experienced a change of control event in August 2018, as more fully described in the section below titled Overview—August 2018 Stock Purchase Agreement.

The Company is authorized to issue up to 200,000,000 shares of Common Stock with a par value of $0.0001 per share, of which 76,583,855 shares of Common Stock are currently issued and outstanding as at July 23, 2019.

All dollar amounts referenced in this Report refer to US dollars unless otherwise indicated.

Overview

Prior to our fiscal year ending April 30, 2018, the Company was engaged in the business of developing, manufacturing, marketing, and selling dog waste removal devices. Beginning in July 2018, management changed the Company’s direction to the business of the acquisition and exploration of lithium and rare earth metal resources. The Company’s current mandate is to identify, evaluate and develop early-stage lithium exploration opportunities in North America, with a current focus on areas in Nevada.

The Company has not generated any revenue since inception and is not expected to generate revenue for the foreseeable future as it engages in exploratory activities.

August 2018 Acquisition of Mineral Claims in the Railroad Valley

On August 16, 2018, the Company acquired 200 mineral claims covering approximately 4,000 acres in the Railroad Valley of Nevada (the “Railroad Valley Property”), pursuant to the terms and conditions of a property assignment agreement, dated August 9, 2018 (the “Assignment Agreement”), between the Company and Oriental Rainbow Group Limited (“ORG”). The parties agreed on a purchase price for the Railroad Valley Property, which was paid in full when the Company issued and delivered to ORG 500,000 shares of Common Stock, as well as a further issuance to Plateau Ventures LLC (“Plateau Ventures”) of 300,000 shares of Common Stock pursuant to the following schedule: 100,000 shares of Common Stock upon the effective date of the Assignment Agreement, 100,000 shares of Common Stock ninety (90) days following the effective date of the Assignment Agreement and a final 100,000 shares of Common Stock one hundred and eighty (180) days following the effective date of the Assignment Agreement.

The leases and concessions for the Railroad Valley Property were officially transferred into the Company’s name on October 5, 2018 by the Bureau of Land Management, a federal agency within the United States Department of the Interior (“BLM”). Following such name transfer, the Company currently has a 100% working interest in 200 placer claims in Railroad Valley, Nevada, an area the Company believes to be a highly prospective green-fields lithium brine target in the heart of the Basin and Range geologic province. The staked claims cover approximately 4,000 acres (or approximately 1,619 hectares) over a large portion of Railroad Valley’s dry lakebed (playa).

Additionally, the Assignment Agreement provides Plateau Ventures with a 2% royalty on revenues derived from the sale of lithium concentrate and other ores extracted from the property. The Company shall have the right to buy 50% of the royalty amount at any time for $2 million from Plateau Ventures. Such payment will be paid in 90 day intervals upon completion of an inferred resource calculation that confirms the presence on the property of a minimum 500,000 tons of lithium carbonate equivalent grading no lower than 40 parts per million (or ppm) lithium grade average on the subject properties.

August 2018 Stock Purchase Agreement

On August 14, 2018, Rami Tabet (“Tabet”), the Company’s previous controlling stockholder and Chief Executive Officer, and Rupert Ireland (“Ireland”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), which provided for the sale by Tabet to Ireland of 40,000,000 shares (the “Shares”) of Common Stock for a purchase price of $100,000. The transfer of the Shares to Ireland was effective on August 14, 2018. Upon his acquisition of the Shares, Ireland became the holder of a majority of the outstanding shares of Common Stock and the Chief Executive Officer, which is sufficient ownership to give him the power to elect all of the members of our Board of Directors (the “Board”). Tabet owned no shares of Common Stock immediately after giving effect to the sale of the Shares to Ireland. Mr. Tabet resigned his positions with the Company upon consummation of the Stock Purchase Agreement.

April 2019 Agreement with RangeFront Geological

On April 22, 2019, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Rangefront Consulting, LLC, DBA Rangefront Geological (“Rangefront Geological”), a geology and exploration company based in Elko, Nevada, to purchase a 100% working interest in 50 mineral claims covering 1,000 acres in the Railroad Valley region in the State of Nevada with an option to acquire an additional 26 mineral claims comprising of 520 acres in the Railroad Valley region in the State of Nevada. The parties agreed on a purchase price for the 50 mineral claims by the Company issuing and delivering to Rangefront Geological 200,000 restricted shares in Common Stock. The agreed purchase price for the additional 26 mineral claims will be a further issuance and delivery of 100,000 restricted shares in Common Stock, which was issued and delivered on May 14, 2019.

As part of the Purchase and Sale Agreement, the Company also agreed to pay the following:

a)	County fees of approximately $2,250, within 90 days of the Agreement
b)	BLM fees of approximately $10,600, within 90 days of the Agreement
c)	Transfer fees of approximately $1,000, upon payment of BLM fees
d)	Staking fees of $7,500, within 15 days of the Agreement (paid subsequent to April 30, 3019)

Moreover, the Company agreed that RangeFront Geological shall be entitled to a royalty equal to 1.0% of revenues derived from the sale of lithium concentrate and other ores extracted from the subject properties. The Company also has the right to buy back 50% of the royalty amount from RangeFront at any time for $1,000,000. The Company also agreed to pay RangeFront $1,000,000 upon completion of an inferred resource calculation that confirms the presence of a minimum 700,000 tons of lithium carbonate equivalent grading no lower than a 40 ppm grade average of lithium on the subject properties.

Subsequently, on May 3, 2019, pursuant to the Purchase and Sale Agreement, the Company issued 200,000 restricted shares of Common Stock to RangeFront Geological in full payment for the 50 mineral claims. Additionally, on June 11, 2019, the Company exercised its option to purchase the additional 26 mineral claims pursuant to the Purchase and Sale Agreement and paid RangeFront Geological an additional $7,500 and on June 19, 2019, the Company also issued an additional 100,000 shares of restricted Common Stock to RangeFront Geological for the acquisition of such mineral claims.

The Company also entered into a work program with RangeFront on June 8, 2019 whereby the Company advanced $10,000 deposit to commence Phase 1 work on the Railroad Valley 5,520 acres property. The total cost for Phase 1 is $57,800. Upon delivery of the summary report for the Phase 1 work, the Company agreed to issue RangeFront 50,000 restricted shares of Common Stock.

As of the date of this Report, the Company’s total land package in the Railroad Valley region in the State of Nevada is approximately 5,520 acres (approximately 2,223 hectares).

From September 2018 to March 2019, the Company commenced its baseline soil-sampling program and engaged Tekhne Research Inc. (“Tekhne Research”) to compile a report detailing the nature and geological background of the Railroad Valley Property. Upon receiving the report, the Company initiated its long term plan to build its database from the services of Geologix Technologies Inc., a company experienced in the digitization of well and seismic data and the construction of technical/corporate databases. During 2019, the Company has continued surface soil and water sampling programs and has initiated a work program developed by Company management based on the Tekhne Research report.

Railroad Valley Project

The Railroad Valley properties covers an aggregate of 5,520 acres within Railroad Valley, Nevada, approximately 100 miles northeast of Tonopah, Nye County, Nevada and can be accessed directly from US Route 6. Railroad Valley was first identified as lithium rich by the US Geological Survey with the potential to host lithium bearing brines in its subterranean aquifers beneath the valley floor. The property is situated in the Great Basin physiographic province of the Basin and Range tectonic province. North-south trending mountain ranges and intramontane basins often with playas characterize the area. Elevations in the Railroad Valley playa range from 4,725 to 4,760 feet. The highstand shoreline of the southeast side of Railroad Valley Lake at Heath Canyon is 4,860 feet. The rugged Grant and Quinn Ranges forms the eastern margin of the valley and rises to 10,945 feet above sea level at Troy Peak, while the undulant Pancake Range west of the valley reaches 6,260 feet above sea level on Hwy 6.

The Railroad Valley basin is a green-fields lithium target believed to be an analogue to Clayton Valley, about 124 miles to the west-southwest. Both are typical arid, closed basins with no water outflow and a common stratigraphic history of pluvial and arid climate variations. Railroad Valley hosts a larger playa, larger catchment area, and deeper basin fill than Clayton Valley. Similar graben fault structures active into modern times occur in both settings which suggest the potential for tectonic isolation of potential brine aquifers to retain brines. Surface reconnaissance soil sampling on nearby properties have returned samples of up to 275 ppm of lithium. Similar values occur in the brine at the Albemarle Silver Peak lithium mine.

The Railroad Valley property is accessible from Ely, Nevada by traveling approximately 48 miles southwest on US Highway 6 toward Tonopah. A well-marked turnoff to the southeast just inside the Railroad Valley leads to a well-maintained gravel road, which was constructed for oil extraction and ranch access along the east margin of the Railroad Valley basin and provides access west of Southern Railroad Valley, Nevada. A former oilfield access gravel road heads a few miles northwest to the eastern side of the property. The total distance to the property form Ely is approximately 68 miles.

During the period ended April 30, 2019, the Company conducted baseline surface soil samples, rock samples and water samples located within the property on four separate occasions. Each of the teams have been lead by experienced field geologists to optimize operational data gathering and to ensure safe and efficient program delivery. A total of 65 sets of soil samples, 10 rock samples and 10 water samples have been analyzed. As a result, the Company has initiated a work program developed by Company management based on the findings in the Tekhne Research report. The Company’s work program is comprised of two phases. The first phase is the collation of relevant available data in both Railroad Valley and Clayton Valley to build a propriety database with associated exclusive geographical information system (or GIS) or 3D maps and subsequent interpretation. The Company has engaged Geologix Technologies of Houston as its strategic technology partner to provide the Company with cutting edge digitized databases and mapping. The second phase will focus on drilling to test targets defined in phase one. The Company will be using diamond drilling for physical properties and geology to provide better quality core details. In concert, the technical team will compile data for the GIS database, including geophysics, oil drilling and aerial images to provide a regional structural analysis.

Geologix Technologies will provide a secure cloud database constructed with an asset focused, GIS compliant framework which will be utilized to more accurately determine the optimal area to initiate boreholes. The database is currently being populated with data available in historical public records, oil and water well records, seismic date, remote sensing data, digital elevation models and lithological and geological maps. The database will be utilized to produce proprietary surface, sub-surface and GIS maps. The Company’s database and proprietary maps will be used to optimize a shallow borehole drilling program in phase two. In addition, the database will help find probable properties in the Railroad Valley neighboring target areas and possibly identify suitable lithium properties.

The Company’s work program for the Railroad Valley property consists of the following goals within each phase, with a budget of approximately $950,000, exclusive of contingency allowances and any applicable taxes:

Phase 1

1.	Collect and synthesize existing oil field data (seismic, gravity and drill logs)
2.	Audio-magnetotellurics (or AMT) surveys
3.	Sample playa soils
4.	Sample analysis
5.	Geology, field supervision and support, reports and data analysis

Phase 2

1.	Re-open and sample five nearby wells
2.	Diamond drilling
3.	Water samples
4.	Geology, field supervision and support, reports and data analysis

Market for the Company’s Product

The Company is engaged in the business of lithium and rare earth metal resource exploration, and does not presently market or sell any lithium or other products. According to Mordor Intelligence, the market for lithium is anticipated to experience a compounded annual growth rate of 10.10% during the period 2019 to 2024. Key factors driving the market growth include the accelerating demand for electric vehicles, growing usage and demand from portable consumer electronics, increasing demand from the glass-making industry, and many others.

The Company’s current mandate is to identify, evaluate and develop early-stage lithium exploration opportunities. The Company’s viability and potential success lie in its ability to acquire, exploit, develop and generate revenue from future mineral interests. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant financial risks over a long period of time which even with a combination of careful evaluations, experience and knowledge may not be eliminated. It is impossible to ensure that proposed exploration programs will be profitable or successful.

The inability of the Company to locate a viable mineral deposit will have a material adverse effect on its operations and could result in a total loss of our business.

Competition

The mineral exploration sector is extremely competitive. The Company is competing with many other exploration companies looking for minerals such as 3PL and American Battery Metals. Being a junior mineral exploration company, the Company competes with other similar companies for financing and joint venture partners. Additionally, the Company competes for resources such as professional geologists, camp staff, rental equipment, and mineral exploration supplies.

Our Strategy

Our goal is to continue testing soil samples at the Railroad Valley Property, to make a determination as to whether sufficient mineral deposits are present to make the development of the land viable as a source of revenue through the mining and production of lithium. While can provide no assurance that our testing will prove successful in detecting lithium deposits, we believe we can accomplish our goal by implementing the following 24-month business strategy:

●	continued management of the Railroad Valley Property asset
●	database and GIS construction
●	advance our geological and seismic testing of the Railroad Valley Property
●	begin the regulatory approvals process
●	conduct environmental impact tests and prepare reports in preparation for the approvals process.
●	develop plans for mining and exploration of the Railroad Valley Property

Raw Materials

The raw materials for any of the Company’s exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available from a variety of suppliers. If heavy machinery and qualified operators are required. The Company intends to contract the services of professional mining contractors, drillers and geologist.

Dependence on Major Customers

The Company does not currently have any customers as it is in the exploratory and soil sampling phase of its business plan.

Intellectual Property

The Company has no intellectual property such as patents or trademarks.

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

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations and, may require that some former mining properties be managed for long periods of time.

The Company is currently in the early exploratory phase of its operations. Should the Company’s exploration and testing for lithium deposits make mining viable, the Company will begin forming a plan for mining operations to extract such lithium deposits for commercialization. Mining is a highly regulated industry in the United States and will required several permits and approvals from various government regulatory bodies on local, state and federal levels. Should the Company decide that mining operations is commercially viable, there can be no guarantee that such permits and approvals will be granted, which would have a materially adverse effect on the Company’s operations.

Costs and Effects of Compliance with Environmental Laws

The Company currently has no costs to comply with environmental law, however, should the Company progress in its business plan and decide that mining of lithium deposits is commercially liable, the Company will be subject to various environmental laws and regulations on both a federal and state level, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. While our business is still in its early stages of its ongoing compliance with such laws and regulations is important consideration for us. Key aspects of our operations are subject to these laws and regulations. In addition, we incur substantial capital and operating costs in our efforts to comply with them.

We may use and generate hazardous substances and wastes in our operations in the future development of the Railroad Valley Property and may become subject to claims for personal injury and/or property damage relating to the release of such substances into the environment. Liabilities that may be associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar federal and state laws. We may have liability as a potentially responsible party (“PRP”) with respect to active off-site locations under CERCLA or state equivalents. Our management will be actively involved in evaluating environmental matters and will, going forward, disclose any material environmental liabilities incurred by the Company required to be disclosed by state and federal laws and regulations.

In the initial stages of our exploration and evaluation of the Railroad Valley Property, we expect to conduct Environmental Impact Studies according to our Exploration Program and tailored accordingly to such requirements from an initial scope meeting with the BLM. Such compliance with environmental laws and regulations is expected to add up to a material amount of time and resources.

Expenditures on Research and Development during the Last Two Fiscal Years

Since April 30, 2017 the Company has not spent any funds on either Company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques

Number of Total Employees and Number of Full Time Employees

As of the date herein, the Company does not have any employees other than its executive officers. Mr. Peter Roderick Murray, our Chief Operating Officer is under contract with the Company as a consultant. The Company contracts and intends to retain the services of independent contracted geologists, prospectors and consultants on a contract basis to conduct the exploration programs on as required throughout the course of its mineral exploration program.

Appointment of Peter Roderick Murray as the Company’s Chief Operating Officer and Director

Effective August 20, 2018, Mr. Peter Roderick Murray (“Mr. Murray”) was appointed and accepted the opportunity to serve as an additional member of the Board, Mr. Murray was also appointed by the Board, and accepted the opportunity to serve, as the Company’s Chief Operating Officer (“COO”) on a consultancy basis. Pursuant to Mr. Murray’s appointment as COO and a director of the Board, the Company and Mr. Murray entered into a consulting agreement effective as of August 20, 2018 (the “Consulting Agreement”).

Pursuant to the Consulting Agreement, Mr. Murray will provide certain consulting services with respect to the Company’s Property and Exploration Program (as defined in the Consulting Agreement) regarding the Company’s Railroad Valley property. Initially, Mr. Murray will serve as the COO and director of the Company as a consultant, and will not be precluded from exploring other roles or undertaking other duties outside of the Company. Mr. Murray will oversee all services performed under the Consulting Agreement, unless another person with at least forty five (45) days’ advance notice to the Company is so designated at the discretion of Mr. Murray.

Pursuant to the Consulting Agreement, Mr. Murray will be paid a fee of $3,000 per month during the term of the Consulting Agreement. In addition, under the Consulting Agreement, Mr. Murray will be entitled to receive up to five hundred thousand (500,000) shares of Common Stock, to be issued to Mr. Murray on the following schedule: (a) one hundred twenty five thousand (125,000) shares of Common Stock on August 20, 2018; (b) upon the renewal of the Consulting Agreement for a first renewal term, in accordance with the terms and conditions of the Consulting Agreement, then one hundred twenty five thousand (125,000) shares of Common Stock shall be issued to Mr. Murray on the first year anniversary of the Effective Date (as defined in the Consulting Agreement); (c) upon the renewal of the Consulting Agreement for a second renewal term, in accordance with the terms and conditions of the Consulting Agreement, one hundred twenty five thousand (125,000) shares of Common Stock shall be issued to Mr. Murray on the second year anniversary of the Effective Date (as defined in the Consulting Agreement); and (d) upon the renewal of the Consulting Agreement for a third renewal term, in accordance with the terms and conditions of the Consulting Agreement, one hundred twenty five thousand (125,000) shares of Common Stock shall be issued to Mr. Murray on the third year anniversary of the Effective Date (collectively, the “Murray Shares”).

The Consulting Agreement has an initial one (1) year term and will automatically renew for successive one (1) year periods unless earlier terminated. The Consulting Agreement may be terminated (i) immediately by the Company for “cause” (as defined below), (ii) upon at least thirty (30) days’ written notice by either party for any reason during the initial one-year term, or (iii) upon at least sixty (60) days’ written notice by either party during any renewal term. If the Consulting Agreement is terminated for any reason, Mr. Murray will not be eligible to receive any shares Murray Shares not previously issued to him as of the date of termination. “Cause” is defined as the commission of fraud against the Company, or the misappropriation, theft or embezzlement of the assets of the Company, or the performance of illegal or fraudulent acts, criminal conduct, or willful misconduct materially injurious to the business of the Company.

May 2018 Forward Stock Split and July 2018 Name Change

On May 10, 2018, a majority of the Company’s stockholders approved a share split of the issued and outstanding shares of the Common Stock, on a 20-for-1 basis, thereby increasing the issued and outstanding share capital from 3,750,000 to 75,000,000. On July 12, 2018, the Company effectively changed its name from Wishbone Pet Products Inc. to Blue Eagle Lithium Inc.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We are a development stage entity and are thus subject to the risks associated with new businesses.

We only recently altered our business plan and changed our name from Wishbone Pet Products, Inc., a dog waste removal device manufacturing company, to Blue Eagle Lithium Inc., a company with the intent on conducting mining and mineral exploration, primarily in the business of exploration and mining of lithium. We are still in the testing and sampling stages in our plan to develop and mine lithium from the Railroad Valley Property we recently acquired. As such, we are a development stage, “start-up” company with no history of revenue-generating operations, and our only assets consist of the Railroad Valley Property acquired by us in August 2018 and additional property Railroad Valley claims acquired in April 2019. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the exploration and mining of lithium. We must establish many important functions necessary to operate a business, including conducting soil sampling and borehole testing, obtaining and maintaining the necessary regulatory approvals and permits to further our exploration and, eventually, should our exploration prove successful, begin mining of the lithium, should such deposits exist, and establishing a managerial and administrative structure and an internal infrastructure for the Company’s compliance with various local, state and federal environmental laws and regulations, among others.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the exploration and mining of lithium. Potential investors should carefully consider the risks and uncertainties that a new company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, or that our business plan is sound;
●	maintain our anticipated management team who are key to the successful implementation of our business plan;
●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;
●	volatility of global prices of raw materials and lithium
●	the nature and extent of future competition in our principal markets;
●	risks relating to the estimation of our reserves of lithium;
●	changes in governmental regulations;
●	determine that the processes and technologies that we have developed are commercially viable; and/or

If we cannot execute any one of the foregoing, our business may fail, in which case you would lose the entire amount of your investment in our Company.

In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors for which we cannot foresee and/or plan for. Should our exploration efforts prove successful, we will need to transition from a company with a focus on exploration to a company capable of supporting mining activities. We may not be able to reach such a point or make such a transition, which would have a material adverse effect on our Company.

Our limited operating history makes it difficult for you to evaluate our business to date and to assess our future viability.

Currently, our only operations consists of soil sampling to explore the possibility of lithium deposits in the Railroad Valley Property. We only recently acquired the assets related to this business opportunity in August 2018. The Company’s current business plan is relatively new and there can be no assurance that it will be successful. Further, the Company’s new line of business if vastly different than that of our predecessor company, Wishbone Pet Products, Inc., so our previous filings under our predecessor’s name and business plan cannot be used to predict the future viability of our Company and the assumptions utilized to prepare those reports are no longer valid. We have had only limited opportunities to demonstrate our success in conducting testing, though our results are limited and cannot yet be relied upon, we have no history of being able to obtain the necessary regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, prepare for and conduct mining activities or formulate sales and marketing strategies necessary for commercialization. Consequently, any predictions made about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

There can be no assurance that we can ever generate revenue or achieve or maintain profitability.

We have experienced net losses since inception. As of April 30, 2019, we had an accumulated deficit of $ -787,068. We expect to make significant future expenditures related to the development and expansion of our business, including conducting testing to both obtain the necessary regulatory approvals as well as to understand the viability of our goal of mining the Railroad Valley Property for lithium deposits, if such deposits exist. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain that profitability.

We have an immediate need to capital, and we will require additional funding to establish and progress our business. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate our product development programs, commercialization efforts or our plans for organic or inorganic growth, and our business could fail.

As of April 30, 2019, we had cash on hand of $469. We thus have an immediate need for additional cash resources in order to fund our operations and working capital. Moreover, we expect that we will be required to incur significant expenses in connection with our ongoing activities, particularly if our testing for lithium deposits prove positive and we begin transitioning to mining activities and attempt to obtain the necessary regulatory approvals and permits to conduct such business activities. To fund our anticipated plan of operations for the next 12 months, we believe we will need $300,000 in cash resources.

Accordingly, it will be necessary for us to secure additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms, or at all we could be forced to delay, reduce or eliminate our development programs or commercialization efforts, and our business might fail.

Our future capital requirements will be significant and will depend on many factors, including:

●	the success of our exploration efforts and the existence of lithium or other mineral deposits on the Railroad Valley Property.

●	costs associated with testing and proving the viability of a mining operation on the Railroad Valley Property;

●	Related costs in obtaining the necessary approvals and permits required to begin mining operations;

●	The continuing costs of complying with the various rigorous regulatory regimes on the local, state and federal levels, including environmental regimes with which we are or will be required to comply;

●	Costs associated with being a public reporting company;

●	delays, inefficiencies and/or inabilities in initiating our mining activities, manufacturing or obtaining sufficient quantity or quality of lithium or other minerals which we can commercialize;

●	our ability to effectively market and sell, and achieve sufficient market acceptance and market share for our lithium;

●	research and development costs necessary to compete effectively with our competitors;

●	while the Company does not plan on making any acquisition at this time, an opportunity to acquire another property, a competitor or an entity whose operations would provide positive synergies for our own operations may arise for which we would need additional capital to secure; and

●	costs associated with unforeseen events or crises that may arise from time to time.

Because of these and similar factors, adequate additional financing may not be available to us when needed, on acceptable terms, or at all.

In addition, we may have difficulty in raising capital and may consume resources faster than expected. Our revenue from sales may not increase as we expect, which could require us to raise additional capital. We may have difficulty raising necessary capital in the near or longer term as a result of, among other factors, the nature of our business being dependent on the market price of lithium, which can be volatile. Also, we may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding sooner than anticipated. Our inability to raise funds could lead to decreases in the price of our Common Stock and the failure of our business.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our assets or product candidates.

If we raise additional capital by issuing equity securities, the percentage and/or economic ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution.

Debt financing, if obtained, may involve agreements that include liens on our assets, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, increases in our expenses and requirements that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results.

Additionally, if we raise additional funds through collaborations, we may be required to relinquish some rights to our assets, or to grant licenses on terms that are not favourable to us.

Funding from any source may be unavailable to us on acceptable terms, or at all. If we do not have sufficient capital to fund our operations and expenses, our business could fail.

There is significant doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

We can make no assurances as to our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the fiscal year ended April 30, 2019 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot generate any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

The South Railroad Valley Lithium Property is a green-fields project. There has been no significant exploration pertaining to lithium, either as brine or bedrock deposit. While many similarities exist between the productive Clayton Valley analogue and Railroad Valley, there is a risk that future exploration may not locate a viable lithium deposit. Traditional geological risks include: identifying the presence of lithium rich brine aquifers, their continuity and connections to establish a deposit of sufficient size and lithium grade, and finding the best technical processing methods to produce a marketable product. Other risks can include: access to water rights for processing; area for evaporation ponds if required, adequate power, and other infrastructure requirements for development and processing.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission (the “SEC”) in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral exploration and development is subject to extraordinary operating risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our Company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our Company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium and/or associated byproducts. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

Supplies needed for exploration may not always be available. If we are unable to secure exploration supplies we may have to delay our anticipated business operations.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our anticipated business operations and increase our expenses.

New production of lithium carbonate from current or new competitors in the markets in which we operate could adversely affect prices

In recent years, new and existing competitors have increased the supply of lithium carbonate, which has affected prices. Further production increases could negatively impact prices. There is limited information on the status of new lithium carbonate production capacity expansion projects being developed by current and potential competitors and, as such, we cannot make accurate projections regarding the capacities of possible new entrants into the market and the dates on which they could become operational. If these potential projects are completed in the short term, they could adversely affect market prices and our market share, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We are currently reliant on the prospect of lithium deposits existing and the viability of extracting those deposits through mining, and if our tests prove unsuccessful or not as we expect them to be, our business plan will not succeed.

Our current business prospects depend completely on the outcomes of our soil sampling and other testing being positive for the existence of sufficient lithium or other mineral deposits for mining. While we intend to search for alternative properties to diversify our portfolio, we currently have no other potential property acquisition targets and do not expect to have one in the near future. This makes our reliance solely on the success of our exploration efforts in the Railroad Valley Property a more pronounced risk, and should our exploration efforts prove unsuccessful, our lack of product diversity could lead to the failure of our business.

Labor shortages could increase our labor costs significantly or restrict our growth plans.

Our business is highly dependent on qualified management and operating personnel. Qualified individuals have recently been in short supply due to a highly competitive labor market and an inability to attract and retain them would limit the success of our operations as well as our development of new business opportunities. We can make no assurances that we will be able to attract and retain qualified individuals in the future which may have a more significant effect on our operation than those of our competitors. Additionally, the overall labor market in the U.S. is currently very competitive, as a result the cost of attracting and retaining qualified individuals may be higher than we anticipate, and as a result, our profitability could decline.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business relies heavily on certain key individuals, particularly Rupert Ireland. Our operations could be adversely effected in the event we lose such key personnel and management. Such costs and loss of individuals will have a material adverse effect on our results operations and may result in our ability to hire and retain employees in the future.

We may be unable to manage such growth efficiently.

As of April 30, 2019, we had one full time employee and a consultant acting as an officer of our Company. We expect a need to hire and train new personnel as we continue to grow and expand our operations. Primarily we intend to increase our mining operations should our exploration efforts prove successful in order to extract lithium and other available minerals. Additionally, we may be presented with an opportunity to grow inorganically with an acquisition of another property, a competitor or an entity which would provide us with positive synergies. In either scenario, our growth could be hindered by mismanagement or other unforeseen difficulties that may inadvertently lead to material adverse effects.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial, and we may be unable to fully comply with such laws, rules and regulations, which in turn could harm our reputation, the trading in our Common Stock, our ability to operate and our results of operation.

There are limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our Company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Given the size of our Company and the limited number of fulltime employees that we have employed, there are presently and may in the future continue to be limitations on the effectiveness of our internal controls. Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

Risks Related to our Company’s Capital Stock and Control of the Company

The trading in our Common Stock was recently suspended by the SEC due to questions regarding our publicly available information and unusual activity in the trading of our Common Stock. There is a risk that we may continue to be subject to the scrutiny of securities regulators.

On July 1, 2019, the SEC temporarily suspended trading in our Common Stock because of questions regarding (i) the accuracy and adequacy of publicly available information in the marketplace, since at least May 22, 2019, about the Company, including statements in online promotional materials regarding analyst findings and the extent of the Company’s mining claims; and (ii) unusual unexplained market activity in Common Stock. While trading in our Common Stock resumed on July 17, 2019, there is a risk that we may continue to be subject to the scrutiny of securities regulators, which could damage our reputation, impair trading in our Common Stock and the trading value of our Common Stock, lead to additional suspensions of trading on our Common Stock, impair our ability to raise necessary capital or otherwise damage our business.

An investment in our Company is highly speculative, and an active trading market for our Common Stock may not develop or be sustained.

An investment in our Company is highly speculative will likely require a long-term commitment, with no certainty of return. Although our Common Stock is listed for quotation, trading has been sporadic and volatile, and we cannot predict whether an active market for our Common Stock will ever develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for shares of our Common Stock may be limited; and

●	a lack of visibility for shares of our Common Stock may have a depressive effect on the market price for shares of our Common Stock.

The market where our Common Stock is quoted is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE American (formerly known as the American Stock Exchange). This illiquid trading market for our Common Stock may make it difficult for you to dispose of your Common Stock at desirable prices or at all. Moreover, there is a risk that our Common Stock could be delisted, in which case you would have no means of gaining liquidity for your investment in the Company in the public markets.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Rupert Ireland owns the majority of our outstanding voting stock and has, and may in the future, exert significant influence over our business and affairs.

As of the date of this Report, Rupert Ireland (our principal executive officer and member of our Board) beneficially owns approximately 53% of our outstanding voting securities. Mr. Rupert’s significant ownership of our voting securities will for the foreseeable future enable him to exert significant influence over our Company and matters requiring stockholder approval, including the election of directors, financing activities or a merger or sale of our assets. Mr. Ireland may elect in its discretion to exercise these or similar rights at any time. Additionally, these rights may limit the ability of our Board and our management team to make necessary personnel decisions, including adding independent directors to our Board, which may adversely affect the management of our Company.

The financial and operational projections that we may make from time to time are subject to inherent risks.

While management has used their reasonable judgment to make reasonable projections represented in this Report, the projections provided herein or which may be made by our management from time to time (including, but not limited to, those relating to our expansion and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in this Report should not be regarded as an indication that we, our management, the underwriters or their respective representatives considered or consider the projections to be a guaranteed prediction of future events, and the projections should also not be relied upon as such.

Our stock is a “penny stock.” Trading of our stock may be restricted by the SEC penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our Common Stock.

In addition to the “penny stock” rules promulgated by the SEC, The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in new stock offerings.

Sales of our Common Stock in the public market could lower the market price of our Common Stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

We may issue preferred stock that could have rights that are preferential to the rights of our Common Stock that could discourage potentially beneficially transactions to our common shareholders.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our Common Stock and could, upon conversion or otherwise, have all of the rights of our Common Stock. The authority of our Board to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price of our Common Stock and trading volume could decline.

The trading market for our Common Stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us or our industry adversely change their recommendation regarding our Common Stock, or provide more favorable relative recommendations about our competitors, the price or liquidity of our Common Stock would likely decline. If any analyst who may cover us was to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our Common Stock or trading volume to decline.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change in control of our Company and may affect the trading price of our Common Stock.

We are subject to the laws, rules and regulations promulgated under Nevada law and the Nevada Business Corporation Act and the Nevada Revised Statutes. The anti-takeover provisions under Nevada Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of two years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders if the Company has not opted out of such coverage or the board did not approve of either the combination or the transaction which resulted in the stockholder becoming an interested stockholder. [The Company has opted out of all provisions of the Nevada Private Corporations Act and any amendments thereto, that pertain to the acquisition of a controlling interest. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable.

Further, as the beneficial owner of a majority of our Common Stock, Mr. Ireland could independently prevent us or from entering into, or cause us to enter into a merger or acquisition transaction which investors may disagree with and which may inadvertently lead to material adverse consequences.

We do not expect to pay dividends for the foreseeable future.

We do not expect to pay dividends on our Common Stock offered in this transaction for the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends should not purchase our securities.

Risks Related to Government Regulations Affecting our Business and Operations

Our business is subject to hazards common to resource extraction businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.

Our business is subject to hazards common to mineral exploration, storage, handling and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life to our employees and other persons, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of disruptions or material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

The Company does not currently maintain any insurance that would otherwise reimburse the Company for losses related to various workplace hazards or events that may occur. Any compensation or other costs for injuries or other events resulting from a hazard identified above would be the responsibility of the Company in full. To the extent that such compensation or costs of such an event is high or exceeds the Company’s current capital resources, such an event could adversely affect the Company’s financial condition and results of operations.

Our business could be adversely affected by environmental, health and safety laws and regulations.

The nature of our business exposes us to risks of liability under environmental laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. In the jurisdictions in which we operate, we are subject, or will be subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. We may use hazardous substances at many of our facilities, and we may be subject to claims relating to exposure to hazardous materials. We also may generate hazardous wastes. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances. Such liabilities may be material and can be difficult to identify or quantify.

Further, some of the raw materials we handle are subject to government regulation. These regulations affect the manufacturing processes, handling, uses and applications of our products. In addition, our production facilities and a number of our distribution centers require numerous operating permits. Due to the nature of these requirements and changes in our operations, our operations may exceed limits under permits or we may not have the proper permits to conduct our operations. Ongoing compliance with such laws, regulations and permits is an important consideration for us and we incur substantial capital and operating costs in our compliance efforts.

Compliance with environmental laws generally increases the costs of manufacturing, registration/approval requirements, transportation and storage of raw materials and finished products, and storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Additional information may arise in the future concerning the nature or extent of our liability with respect to identified sites, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters. Furthermore, environmental laws are subject to change and have become increasingly stringent in recent years. We expect this trend to continue and to require materially increased capital expenditures and operating and compliance costs.

Further, we do not currently maintain hazardous materials insurance coverage. Any costs associated with an environmental incident could have an adverse effect on the Company’s financial condition and results of operations.

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could impact our operations.

The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation on our customers is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.

Other Risks Related to Our Company

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.

Our success depends on our ability to attract and retain key personnel, including our current management team consisting of Rupert Ireland and Peter R. Murray. In light of the specialized and technical nature of our business, our performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, technical and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel. In addition, because of our reliance on our senior management team, the unanticipated departure of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Additionally, we do not currently maintain any key-man life insurance. A loss of key personnel could have an adverse effect on our operations.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, us, our suppliers or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. Any catastrophic event that may occur near the Railroad Valley Property could impose significant damage to our ability to conduct our business and could require substantial recovery time, which could have an adverse effect on our business, operating results and financial condition.

We must comply with extensive regulatory requirements, and the cost of such compliance, and any failure to comply, may adversely affect our business, financial condition and results of operations.

In our current business and as we expand our operations to include mining activities, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, hazardous materials usage and environmental matters. Compliance with these laws, regulations, standards and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions. If there is a new regulation, or change to an existing regulation, that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations. Additionally, while we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors and agents will not violate such laws and regulations or our policies and procedures.

Our corporate tax rate may increase, we may incur additional income tax liabilities and we may incur costs in complying with changing tax laws in the United States, which could adversely impact our cash flow, financial condition and results of operations.

We are a U.S.-based company subject to taxes in multiple U.S. jurisdictions. Our profits, cash flow and effective tax rate could be adversely affected by changes in the tax rules and regulations in the jurisdictions in which we do business, unanticipated changes in statutory tax rates and changes to our global mix of earnings. As we expand our operations, any changes in the U.S. taxation of such operations may increase our effective tax rate. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the Tax Act, implementing a wide variety of changes to the U.S. tax system. Among other changes at the corporate level, the Tax Act includes (i) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, (ii) further limitations on the deductibility of interest expense and certain executive compensation, (iii) the repeal of the corporate alternative minimum tax, (iv) the imposition of a territorial tax system with a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries and (v) a subjecting of certain foreign earnings to U.S. taxation through a base erosion anti-abuse tax, or a BEAT, and a new tax related to global intangible low taxed income, or GILTI. Additionally, certain foreign derived intangible income, or FDII, may prospectively be subject to a reduced rate of income tax from the statutorily enacted rate of 21%. Several of the new provisions of the Tax Act require clarification and guidance from the Internal Revenue Service, or the IRS, and the Treasury Department. These or other changes in U.S. tax law could impact our profits, cash flow and effective tax rate.

We are also subject to examination by the IRS and other tax authorities, including state revenue agencies. If any tax authority disagrees with any position we have taken, our tax liabilities and operating results may be adversely affected. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and results of operations. In addition, the distribution of our products subjects us to numerous complex and often-changing customs regulations. Failure to comply with these systems and regulations could result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, there is no assurance that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties. If this occurs and we cannot successfully defend our position, our profitability will be reduced.

Our business and operations could suffer in the event of cybersecurity breaches, information technology system failures, or network disruptions.

Attempts to gain unauthorized access to our information technology systems become more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any cybersecurity breach results in inappropriate disclosure of confidential information, we may incur liability or damage as a result. The devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

Item 1B. Unresolved Staff Comments.

Not required.

Item 2. Properties.

The Company’s executive offices are located at 2831 St Rose Parkway, Suite 200, Henderson, NV, 89052.

The Company currently has a total of 276 mineral claims located in the Railroad Valley region in the State of Nevada.

Properties

The Railroad Valley Property

Effective August 9, 2018, the Company and ORG entered into the Assignment Agreement, pursuant to which ORG agreed to assign to the Company 200 mineral claims or 4,000 Acres in the Railroad Valley of Nevada. The parties agreed on a purchase price for the 200 mineral claims, which was paid in by the Company issuing and delivering to Oriental Rainbow Group Limited 500,000 shares of Common Stock as well as a further Issuance to Plateau Ventures LLC of 300,000 shares of Common Stock as follows; 100,000 shares of Common Stock upon the effective date, 100,000 shares of Common Stock ninety (90) days following the effective date and a final 100,000 shares of Common Stock one hundred and eighty (180) days following the effective date of the Assignment Agreement.

Accessibility

The property is accessible from Ely, Nevada by traveling 48 miles (77 km) SW on US Highway 6 toward Tonopah. A well-marked turnoff to the southeast just inside Railroad Valley leads to a well-maintained gravel road constructed for oil extraction and ranch access along the east margin of the Railroad Valley basin provides access west of the Raillroad Valley property. A four wheel drive (4wd) former oilfield access gravel road heads under 2 miles northwest to the eastern side of the property. The total distance to the property from Ely is 68 miles (110 km).

Physiography

The Railroad Valley Property is situated In the Great Basin physiographic province of the Basin and Range tectonic province. North-south trending mountain ranges and intramontane basins often with playas (alkali flats) characterize the area. Elevations in the Railroad Valley playa range from 4,725 to 4,760 feet (1,440-1,450 m); the high stand shoreline of the southeast side of Railroad Valley Lake at Heath Canyon is 4,860 feet (1,484 m). The rugged Grant and Quinn Ranges forms the eastern margin of the valley and rises to 10,945 feet (3,336 m) at Troy Peak, while the undulant, southeast-dipping Pancake Range west of the valley reaches 6,260 feet (1,908 m) on Hwy 6.

Climate and Vegetation

The climate in the project area is typical of lower basinal/playa elevations of the eastern Great Basin; January temperatures average about 32o F (0° C), with a range of approximately -30o to 40o F (-35°C to 5°C). July temperatures average approximately 65o F (18° C), with a range from 40o to 90o F° (50°C to 35°C). Humidity and precipitation are low. Precipitation ranges from less than 10 inches (approximately 25 cm) per year on the valley floors to as much as 32 inches (80 cm) per year in the mountains with most of the precipitation falling in the December-March period (Van Denburgh and Rush, 1974). Exploration drilling can normally be carried out year- round in the basins, but the soils can be wetter in winter and present some access issues.

The Property

The Railroad Valley Property is an adjoining 276 claim block in the southern sector of the large extensional Railroad Valley basin which has had no exploration for lithium brines. It is located in the north-eastern corner of Nye County, Nevada in east central Nevada, which has some of the largest oil fields in Nevada.

The Railroad Valley Property consists of one 276 claim block of placer claims located in the southern edge the principal Railroad Valley playa (alkali flats) in north-eastern Nye County in east-central Nevada at approximately 38.370o North Latitude and 115.781o East Longitude. It is located approximately 57 miles (92 km) southwest of Ely, Nevada, the nearest service community, a few miles directly southeast of Hwy 6, and 110 miles (177 km) east-northeast of Tonopah, Nevada.

As of August 15, 2018, the United States Bureau of Land Management online records indicate that the Railroad Valley Property has one contiguous 200-claim block located in the south-central part of the Railroad Valley basin and is located in Township 6 N, Range 55 E. on the Meridian 21 Mt. Diablo Range and in the north-eastern Nye County, Nevada.

As of June 15, 2019, the BLM online records indicate that the Railroad Valley Property has a further 76 claim block located in the south-central part of the Railroad Valley basin and is located in Township 6 N, Range 55 E. on the Meridian 21 Mt. Diablo Range and in north-eastern Nye County, Nevada.

The total placer claims of the Railroad Valley Property cover a total of 5,520 acres (2,223 hectares) or 8.58 square miles (22.22 square kilometres).The placer mineral rights apply to surface and subsurface minerals in unconsolidated sediments and rocks directly beneath the claim boundaries. The initial claims were recorded by Plateau Ventures LLC. Plateau executed a quit claim transfer to Blue Eagle Lithium, Inc. on October 5, 2018 and recorded it with BLM as case number NMC 1145375 for 100% of the ownership of claims RVL001 through RVL-200. The most recent extra claims were registered by Rangefront Geological on April 22, 2019 and recorded it with BLM as NMC 1190018 – 1190093, Transaction Number 4625292.

The public land is administered by the BLM. The anniversary date for all mineral claims is September 1, 2019 when annual fees and work report filings, if applicable. Blue Eagle Lithium filed the annual maintenance fees with BLM and the Notice of Intent to Hold with Nye County through August 31, 2019. The claims are in good standing until then. Fees are also due to Nye County, payable before 31 October 2019.

The property is situated In the Great Basin physiographic province of the Basin and Range tectonic province. North-south trending mountain ranges and intramontane basins often with playas (alkali flats) characterize the area.

Historically, (according to local records) no exploration work or samples from oil field water analyses were tested for lithium brine potential. In May 2018, the Company collected 12 surface soil samples that returned between 50 and 140 ppm lithium (Li). In November 2018 a more detailed soil and water-sampling program was conducted to complement the initial baseline survey. Sixty-five (65) sets of surface samples and 10 water samples were collected and later analysed professionally for 48 elements by ALS Global Geochemistry in Reno. Information derived from oil exploration and development can permit the interpretation of volume and geological details of the basin fill and its context with warm oil-producing bedrock.

The oldest rocks occur in the ranges flanking the Railroad Valley. According to the Tekhne Research report, lithologies date from Cambrian as back- arc sedimentary rocks that persisted through the late Devonian period with the onset of the Antler Orogeny to the west. The period from the late Devonian through Mississippian (middle Paleozoic) saw development of a carbonate-dominant platform sequence In Mississippian time, the area was covered by shaley limestone platform sediments associated with the distal portions of a foreland basin developed to the east of the Antler orogenic highland. Pennsylvanian and Permian strata in this area reflect carbonate sedimentation in restricted to open lagoon settings, with some clastic input from the east. These formations are the source and sometimes the reservoir rocks for oil in Railroad Valley oil fields. A series of contractional orogenic events affected the eastern Great Basin during the Mesozoic, including the Jurassic Elko orogeny, manifested by low- grade metamorphism and the intrusion of the Troy Peak granite, and the Cretaceous Sevier orogeny, marked by thin-skinned, east- to southeast-directed folding and thrusting. Tertiary volcanics unconformably covered the older stratigraphy. The entire Great Basin has been affected by extension and uplift of the ranges, starting in late Eocene time and continuing to the present. The uplift led to the formation of low-angle attenuation normal faults on the Grant and Quinn Ranges east of the Valley between approximately 20 and 2.6 Ma which dip west into the basin. The moderate-angle graben faults dip west and post-date the attenuation faults (Camilleri, 2013). The most obvious manifestation of this extension is the pattern of north- to northeast-trending mountain ranges and intervening basins in this area, which gives the Basin and Range Province its name.

Recent Activities

The Company has mobilized field operation teams to the Railroad Valley Property on four separate occasions over the past year. Each of the teams have been led by experienced field geologists to optimize operational data gathering and ensure safe, efficient program delivery. Our management team accompanied the deployments on two occasions to witness operations first hand prior to investor updates.

The initial program goal was to establish baseline lithium concentrations across the property by taking surface soil samples on a wide grid pattern.

The next operational deployment phase was to build on the initial baseline survey with a comprehensive infill soil and spring water sampling program. The ALS laboratory in Reno also performed the analysis, confirming encouraging lithium concentration anomalies across the entire property. Please refer to results Exhibit.

Having established the prospective lithium potential of Railroad Valley, the Company then acquired additional acreage that is contiguous to the original 4,000 acres to take the total to 5,520 acres in June 2019. This acquisition triggered the latest field deployment to build on the proven knowledge base with a field team being mobilized to work on the properties with the aim to gather further near surface clay and brine samples. The team will investigate areas of interest with positive anomalies from the Company’s previous sampling program and utilize hand augers to evaluate promising brine targets at shallow depths. In concert, the technical team will compile data for the GIS database, including geophysics, oil drilling and aerial images, to provide a regional structural analysis.

Access is achieved using modern vehicles owned or rented by third party contactors. Our supervisors travel with the contracted teams

The Company does not own or lease any equipment; the individual suppliers supply all off-Road vehicles, tools and heavy machinery required for exploration activities.

Item 3. Legal Proceedings.

Except as set forth below, the Company is not a party to any pending legal proceedings and, to the best of the Company’s knowledge, none of the Company’s property or assets are the subject of any pending legal proceedings.

On July 1, 2019, the SEC temporarily suspended trading in our Common Stock because of questions regarding (i) the accuracy and adequacy of publicly available information in the marketplace, since at least May 22, 2019, about the Company, including statements in online promotional materials regarding analyst findings and the extent of the Company’s mining claims; and (ii) unusual unexplained market activity in Common Stock. Trading in our Common Stock resumed on July 17, 2019.

Item 4. Mine Safety Disclosures.

The Company is not engaged in mining activities at the date of this Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for the Company’s securities. The Company’s shares of Common Stock have been quoted for trading on the OTC Markets Venture Market since December 19, 2017, under the trading symbol “BEAG”. As such, any over-the-counter market quotations reflect inter-dealer prices, without retailer mark-up, mark-down or commission and may not necessarily represent actual transactions. Below is the high and low bid information for each full quarterly period within the two most recent fiscal years. These quotes were taken from OTC Markets website.

Quarter Ended	High	Low
January 31, 2018	$0.0875	0.0500
April 30, 2018	$0.1375	0.0625
July 31, 2018	$3.50	0.095
October 31, 2018	$1.50	0.45
January 31, 2019	$1.17	0.451
April 30th 2019	$1.05	0.60

As of April 1st 2019 we had 1,289 shareholders of record.

Recent Sales of Unregistered Securities

Issuances to RangeFront Geological

On April 22, 2019, the Company entered into the Purchase and Sale Agreement to acquire the mineral rights from RangeFront Geological to purchase 100% interest in 50 mineral claims covering approximately 1,000 acres located in the State of Nevada in the Railroad Valley, in Nye County. The Company agreed to issue to RangeFront Geological 200,000 common shares within 15 business days from the date of the recording of the staked Claims with the County and BLM. The agreed shares were issued on May 14, 2019.

On May 3, 2019, the Company issued to RangeFront Geological 200,000 shares of restricted Common Stock pursuant to the terms of the Purchas and Sale Agreement for an additional 50 mineral claims.

On June 19, 2019, upon the Company’s exercise its exclusive option pursuant to the Purchase and Sale Agreement to acquire an additional 26 claims in the Railroad Valley comprising of 520 acres the Company, among other things, issued 100,000 shares of Common Stock to RangeFront Geological

On June 8, 2019, the Company entered into a work program with RangeFront Geological whereby the Company advanced $10,000 to commence Phase 1 work on the Railroad Valley 5,520 acres property. The total cost for Phase 1 is $57,800. Upon delivery of the summary report for the Phase 1 work, the Company agreed to issue RangeFront 50,000 restricted shares of Common Stock.

Other Issuances

On November 05, 2018 the Company issued 38,660 shares of its Common Stock pursuant to a private placement of its securities at $1.034 per share for a total valuation of $39,975.

On August 20, 2018, the Company entered into the Consulting Agreement with Peter R Murray, the Company’s Chief Operating Officer and director. The agreement requires the Company to pay Mr. Murray a monthly consulting fee of $3,000 and a stock remuneration of up to 500,000 common shares. Subsequent to the period ended July 31, 2018, 125,000 common shares were issued which were valued at $118,750, or $1.05 per share. See Item 5.02 amd Exhibit 10.1 in the Current Report on Form 8-K filed by the Company with the SEC August 23, 2018 for more details.

On August 20, 2018, the Company entered into an annual consulting agreement with Robert FE Jones (the “Jones Consulting Agreement”) as a board advisor. The Jones Consulting Agreement required the Company to pay Mr. Jones a daily rate of $350 and a stock remuneration of up to 200,000 common shares pursuant to the following schedule and the other terms and conditions of the Jones Consulting Agreement:

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

Pursuant to the Jones Consulting Agreement, 50,000 shares of Common Stock were issued to Mr. Jones, with a value estimated at $47,500, or approximately $1.05 per share. The Jones Consulting Agreement is no longer active

On August 20, 2018, the Company entered into private placement subscriptions with an investor for $100,000 by issuing 156,862 shares of Common Stock, worth approximately $0.64 per share and from another investor for $50,000 by issuing 83,333 Common Stock, approximately $0.60 per share. The proceeds of these private placements were used for working capital purposes.

On August 17, 2018, the Company issued 83,333 shares of Common Stock pursuant to a private placement of its securities at $0.60 per share for a total valuation of $50,000.

Effective August 15, 2018, the Company entered into a consulting agreement with John P. Hart for a period of one year. Upon signing, the Company issued 30,000 common shares valued at $28,500, or $0.95 per share.

On August 14, 2018 the Company issued 500,000 shares of its Common Stock to ORG for the purchase of 200 mineral claims/ 4,000 Acres in Railroad Valley Nevada. See the information contained in Item 1.01 and Exhibit 10.1 of the Current Report on Form 8-K, filed by the Company with the SEC on August 16, 2018 (the “August 16th 8-K”), incorporated herein by this reference for more details.

Pursuant to the Assignment Agreement, between August 14, 2018 and February 2019, the Company issued 300,000 shares of its Common Stock to Plateau Ventures. See the August 16th 8-K for more details.

Description of Registrant’s Securities

General

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of July 23, 2019, we had 76,583,855 shares of Common Stock issued and outstanding.

Common Stock

Holders of our Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and [do not have cumulative voting rights]. An election of directors by our stockholders are determined by a [plurality] of the votes cast by the stockholders entitled to vote on the election. Matters are decided by the affirmative vote of our stockholders having a majority in voting power of the votes cast by the stockholders present or represented and voting on such matter. Holders of Common Stock are entitled to receive proportionately any dividends as may be declared by our Board.

In the event of our liquidation or dissolution, the holders of Common Stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights. Holders of Common Stock have no pre-emptive, subscription, redemption or conversion rights.

Rupert Ireland, our CEO, CFO, President and a director of the Company currently holds a 53% interest in our Common Stock, representing a majority of all issued and outstanding shares of Common Stock. As a majority interest holder of our Common Stock, Mr. Ireland will have a controlling vote on all matters submitted to shareholders for a vote and which requires a simple majority approval.

Indemnification of Directors and Officers

Our bylaws provide that, to the fullest extent permitted by the General Corporation Law of the State of Nevada, as amended from time to time, we will indemnify all persons whom we are permitted to indemnify pursuant thereto. The Company must indemnify the party against all expenses, liability and loss (including attorney’s fees, judgments, fines and amounts paid or to be paid in settlements) reasonably incurred or suffered by such individual in connection with their acting.

Our bylaws provide for the indemnification of our directors, officers or other persons in accordance with our bylaws and the General Corporation Law of the State of Nevada, as amended from time to time.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Registrant And Affiliated Purchasers

No purchases of any of our registered equity securities have been made by us, on our behalf, or by any affiliated purchaser during the fourth quarter of the fiscal year covered by this Report.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto and other financial information, which are included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this Report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Results of Operations

We have not earned any revenue from our incorporation on July 30, 2009 to April 30, 2019. During the fiscal year ended April 30, 2019, we incurred net losses of $569,776 (versus 2018 losses of $46,790), consisting of $58,899 in professional fees (versus $13,700 in 2018), $45,729 in general and administrative expenses (versus $13,412 in 2018), $19,349 in interest expense (versus $14,678 in 2018), $1,579 in amortization (versus $555 in 2018), $216,150 in management fees (versus $0 in 2018), $83,374 in marketing and promotional expenses (versus $0 in 2018), and $66,943 in mineral exploration expenses (versus $0 in 2018). Compared to our net loss in fiscal 2018 of $46,790, our losses in the current fiscal year were higher primarily due to the change in business and the acquisition costs of the mineral properties, the costs of the mineral exploration, the costs in management fees and marketing expenditures to develop the business.

We have not attained profitability and do not expect to become profitable in the near future. We are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Inflation has had no material impact on the Company’s net sales, revenues or on income from continuing operations.

Liquidity and Capital Resources

As of April 30, 2019, our current assets consisted of $469 in cash and $7,833 in prepaid expenses and our total liabilities were $396,323, which consisted of loans payable of $176,050, a convertible loan payable of $50,000 and accounts payable and accrued liabilities of $170,273. We have an immediate need for cash resources in order to further our business plan, and we will seek additional capital to meet our long term operating requirements through, among other methods, the sale of equity or debt securities or loans.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended April 30, 2019, net cash flows used in operating activities were ($264,783) which was mostly due to our cost for securing management and consulting personnel to work on our business, the cost for our exploration activities and for our marketing and promotional campaigns. For the fiscal year ended April 30, 2018, net cash flows used in operating activities were ($41,930) which was mostly due to our net loss for the period.

Cash Flows from Investing Activities

Net cash used in investing activities was $9,258 for April 30, 2019 versus $5,000 for April 30, 2018. The change was primarily the result of the Company’s cost of its new website.

Cash Flows from Financing Activities

We have financed our operations primarily from either shareholder loans or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2019, net cash from financing activities was $264,725 which consisted of loans of $74,750 and private placements of $189,975 compared to April 30, 2018, net cash from financing activities was $56,132, which consisted of both convertible loans and loans.

Plan of Operation

We anticipate that our cash expenses will increase over the next 12 months. During the next 12 months management plans on commencing a drill program that is estimated to cost $950,000 exclusive of contingency allowance and applicable taxes. The Company has minimal finances and accordingly there is no assurance that it will be able to seek funding to start its exploration work program. Management anticipates that the Company will have to complete additional financings to maintain its current properties and to commence the Company’s work program for the Railroad Valley Property. To date, the Company has not entered into any new agreements for the acquisition of any interest in a new property. Further, the Company has no arrangements for any financing required to fund our continued operations or the acquisition of any interest in a new property in the future. There is no assurance that it will be able to raise the financing necessary to complete exploration of the current properties. Based on the Company’s financial position, there is no assurance that the Company will be able to continue its business operations.

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $25,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $300,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to the Company’s regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

●	Management anticipates spending approximately $50,000 in complying with the Company’s obligations as a reporting company under the Securities Exchange Act of 1934, as amended. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing its annual report, quarterly report, and current report filings with the SEC as well as maintaining an OTCQB listing.

As at April 30, 2019, the Company had cash of $469 and a working capital deficit of $388,021. Accordingly, the Company will require additional financing in the amount of $350,000 in order to fund its obligations as a reporting company under the Securities Act of 1934, as amended (the “Act”), and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this annual report, management anticipates that the Company will not generate any revenue. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather, management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s Common Stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its Common Stock to fund its plan of operations. In the absence of such financing, the Company will not be able to commence its exploratory work program and its business plan will fail. Even if the Company is successful in obtaining equity financing and acquire an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities of oil or gas present. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Material Commitments

As of the date of this annual report, the Company has commitments with the COO of the Company for his monthly services of $3,000 per month, and a monthly retainer with the Company’s legal counsel of $4,000.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2019 and 2018 financial statements contains an emphasis of matter paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Blue Eagle Lithium, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Eagle Lithium, Inc. (“the Company”) as of April 30, 2019 and 2018, and the related statements of income, changes in stockholder’s deficit, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has yet to achieve profitable operations, and further significant losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2016.

Spokane, Washington

July 31, 2019

BLUE EAGLE LITHIUM INC.

BALANCE SHEETS

	April 30, 2019	April 30, 2018
ASSETS
Current Assets
Cash	$469	$9,785
Prepaids	7,833	5,833
Total Current Assets	8,302	15,618

Equipment, net (Note 4)	2,150	-
Intangible Assets, net (Note 5)	5,528	-
Mineral Properties (Note 9)	627,000	-

TOTAL ASSETS	$642,980	$15,618

LIABILITIES & STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest (Note 6)	$170,273	$59,610
Convertible loan payable (Note 7)	50,000	50,000
Loans payable (Note 7)	176,050	101,300
TOTAL CURRENT LIABILITIES	396,323	210,910

Commitments and Contingencies	$-	$-

STOCKHOLDER’S DEFICIT
Capital stock authorized: 200,000,000 common shares with a par value $0.0001 Issued and outstanding: 76,283,855 common shares (Note 8) (75,000,000 common shares at April 30, 2018)	$7,628	$7,500
Additional paid-in capital	1,026,097	14,500
Accumulated deficit	(787,068)	(217,292)
TOTAL STOCKHOLDER’S DEFICIT	246,657	(195,292)

TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$642,980	$15,618

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

STATEMENTS OF OPERATIONS

For the years ended April 30, 2019 and 2018

	For the year
	ended April 30,
	2019	2018
OPERATING EXPENSES

Amortization	$1,579	$555
Consulting fees	76,250	-
Management fees	216,150	-
Rent	1,503	-
General & administrative expenses	45,729	13,412
Marketing and promotional expenses	83,374	-
Mineral exploration expenses	66,943	-
Professional fees	58,899	13,700

TOTAL EXPENSES	550,427	27,667

OPERATING LOSS	$(550,427)	$(27,667)

OTHER EXPENSES
Impairment of asset	-	4,445
Interest on loans	19,349	14,678
	19,349	19,123

NET INCOME/(LOSS)	$(569,776)	$(46,790)

Net loss per share, basic and diluted	$(0.008)	$(0.001)

Weighted average common shares outstanding basic and diluted	75,799,667	75,000,000

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the year ended April 30, 2019

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.0001 per share	Capital	Deficit	Deficit

Balance, April 30, 2018	75,000,000	$7,500	$14,500	$(217,292)	$(195,292)
Net income/loss				(14,189)	(14,189)
Balance, July 31, 2018	75,000,000	7,500	14,500	(231,481)	(209,481)

Shares issued at $0.75 per share for assets	500,000	50	374,950	-	375,000
Shares issued at $0.75 per share for assets	100,000	10	74,990	-	75,000
Shares issued at $0.95 per share for services	30,000	3	28,497	-	28,500
Shares issued at $0.60 per share	83,333	8	49,992	-	50,000
Shares issued at $0.6375 per share	156,862	16	99,984	-	100,000
Shares issued at $0.95 per share for services	125,000	13	118,737	-	118,750
Shares issued at $0.95 per share for services	50,000	5	47,495	-	47,500
Net income/loss	-	-	-	(377,221)	(377,221)
Balance, October 31, 2018	76,045,195	7,605	809,145	(608,702)	208,048

Shares issued at $1.034 per share	38,660	3	39,972	-	39,975
Shares issued at $1.03 per share for assets	100,000	10	102,990	-	103,000
Net income/loss	-	-	-	(106,071)	(106,071)
Balance, January 31, 2019	76,183,855	$7,618	$952,107	$(714,773)	$244,952

Shares issued at $0.74 per share for assets	100,000	10	73,990	-	74,000
Net income/loss	-	-	-	(72,295)	(72,295)
Balance, April 30, 2019	76,283,855	$7,628	$1,026,097	$(787,068)	$246,657

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the year ended April 30, 2018

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholder’s
	Issued	$.0001 per share	Capital	Deficit	Deficit

Balance, April 30, 2017	75,000,000	$7,500	$14,500	$(170,502)	$(148,502)
Net income/loss				(7,914)	(7,914)
Balance, July 31, 2017	75,000,000	7,500	14,500	(178,416)	(156,416)

Net income/loss	-	-	-	(8,258)	(8,258)
Balance, October 31, 2017	75,000,000	7,500	14,500	(186,674)	(164,674)

Net income/loss	-	-	-	(10,739)	(10,739)
Balance, January 31, 2018	75,000,000	$7,500	$14,500	$(197,413)	$(175,413)

Net income/loss	-	-	-	(19,879)	(19,879)
Balance, April 30, 2018	75,000,000	$7,500	$14,500	$(217,292)	$(195,292)

See accompanying notes to the financial statements

BLUE EAGLE LITHIUM INC.

STATEMENTS OF CASH FLOWS

For the years ended April 30, 2019 and 2018

	April 30, 2019	April 30, 2018
Cash Flows from Operating Activities
Net income/(loss)	$(569,776)	$(46,790)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Amortization	1,579	555
Shares issued for services	194,750	-
Impairment of asset	-	4,445
Changes in current assets and liabilities:
Prepaids	(2,000)	(5,733)
Accounts payable & accrued interest	110,664	5,693

Net cash used in operating activities	$(264,783)	$(41,930)

Cash Flows from Investing Activities
Intangible Assets	$(9,258)	$(5,000)
Net cash provided by investing activities	$(9,258)	$(5,000)

Cash Flows from Financing Activities
Proceeds from loans payable	$74,750	$6,132
Proceeds from convertible loans payable	-	50,000
Proceeds from issuance of common stock	189,975	-

Net cash provided by financing activities	$264,725	$56,132

Net increase(decrease) in cash	$(9,316)	$9,202

Cash and cash equivalents, beginning of period	$9,785	$583

Cash and cash equivalents, end of period	$469	$9,785

Supplemental Disclosure
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Financing and Investing Activities Common stock issued for assets	$627,000	$-

See accompanying notes to the financial statements.

BLUE EAGLE LITHIUM INC.

Notes to the Financial Statements

April 30, 2019

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

The Company has accumulated a deficit of $787,068 since inception, has yet to achieve revenue producing or profitable operations, and further significant losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or generating revenue and achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will need to seek additional equity financing from time to time in order to fund its business plan, and it plans to raise funds through private or public equity financings or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Advertising Costs

The Company follows ASC 720 “Advertising Costs” and expenses costs as incurred.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

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

Note 4 Equipment

Equipment is amortized over 3 years on a straight-line basis.

	April 30, 2019
		Accumulated
	Cost	Amortization	Net
Equipment	$2,150	$-	$2,150

Note 5 Intangible Assets

The assets are amortized over 3 years on a straight-line basis.

	April 30, 2019
		Accumulated
	Cost	Amortization	Net
Website	$7,107	$(1,579)	$5,528

Note 6 Accounts Payable & Accrued Interest

Accrued expenses as of April 30, 2019 and 2018 are summarized as follows:

	Apr 30, 2019	Apr 30, 2018
Amount owing to officers	$57.091	$-
Accrued accounting fees	16,675	7,650
Accrued legal fees	26,950	2,650
Accrued office expenses	9,829	8,930
Accrued interest expenses	59,728	40,380
	$170,273	$59,610

Note 7 Notes Payable

The Company entered into 11 unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). The Company partially repaid one note and accrued interest totaling $2,000 on March 1, 2018. The following were the principal loan amounts and accrued interests remaining as at April 30, 2019 and April 30, 2018:

	April 30 2019				April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 31 12	17,000	12,920	29,920	Dec 31 12	17,000	10,880	27,880
Aug 13 13	20,000	13,700	33,700	Aug 13 13	20,000	11,300	31,300
Dec 04 14	11,000	5,818	16,818	Dec 04 14	11,000	4,498	15,498
Jun 26 15	10,000	4,617	14,617	Jun 26 15	10,000	3,417	13,417
Jan 25 16	3,671	477	4,148	Jan 25 16	3,671	36	3,707
Mar 22 16	17,725	6,647	24,372	Mar 22 16	17,725	4,520	22,245
Jul 28 16	2,700	891	3,591	Jul 28 16	2,700	567	3,267
Oct 31 16	5,161	1,548	6,709	Oct 31 16	5,161	929	6,090
Jan 31 17	3,902	1,054	4,956	Jan 31 17	3,902	585	4,487
Apr 28 17	3,180	763	3,943	Apr 28 17	3,180	382	3,562
Jun 03 17	6,961	1,601	8,562	Jun 03 17	6,961	766	7,726

	$101,300	$50,036	$151,336		$101,300	$37,880	$139,180

The Company entered into one unsecured note payable that is due November 1, 2019 with an interest rate of 12% per annum. The following was the principal amount and the accrued interest at April 30, 2019:

	Amount	Interest	Total
Nov 01 18	$12,500	$744	$13,244

The Company entered into one unsecured note payable that is due on December 7, 2019 with an interest rate of 3% per annum. The following was the principal amount and the accrued interest at April 30, 2019.

	Amount	Interest	Total
Dec 12 18	$39,000	$449	$39,449

The Company entered into one unsecured note payable that is due on April 11, 2020 with an interest rate of 12% per annum. The accrued interest will commence May 1, 2019. The following was the principal amount and the accrued interest at April 30, 2019:

	Amount	Interest	Total
Apr 11 19	$23,250	$-	$23,250

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

	April 30, 2019				April 30, 2018
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 04 17	$50,000	$8,500	$58,500	Dec 04 17	$50,000	$2,500	$52,500

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

On April 24, 2019, the Company issued 100,000 common shares at $0.74 per share for the purchase of the mineral properties. The share price was issued at market.

At April 30, 2019, the Company had 76,283,855 common shares outstanding (75,000,000 common shares at April 30, 2018). There were no warrants or stock options outstanding as of April 30, 2019 and April 30, 2018.

Note 9 Mineral Properties

On August 9, 2018, the Company entered into a property lease assignment agreement with a third party (the “Assignor”) to purchase 200 mineral claims totaling 4,000 acres located in the State of Nevada known as the Railroad Valley, in Nye County. The Company agreed to assume all the rights, titles and interest in the lease in exchange for issuing to the Assignor 500,000 common shares and to the lessor of the property (the “Lessor”) 300,000 common shares as follows (see Note 8):

To the Assignor	–	500,000 common shares upon completion of the agreement (issued)

To the Lessor	–	100,000 common shares upon completion of the agreement (issued); and
	–	100,000 common shares within 90 days upon completion of the agreement (issued); and
	–	100,000 common shares within 180 days upon completion of the agreement (issued)

In addition, the Company further acknowledged and agreed that the Lessor shall reserve onto itself a royalty equal to a 2% on revenues derived from the sale of lithium concentrate and other ores extracted from the property. The Lessor shall have the right to buy 1% of the royalty at any time for $2,000,000 from the Company. Such cash payment will be paid in 90 days intervals, upon completion of an inferred resource calculation that confirms the presence on the property of a minimum 500,000 tons of lithium carbonate equivalent grading no lower than a 40 parts per million lithium grade average.

On April 22, 2019, the Company entered into an agreement to acquire the mineral rights from RangeFront Geological to purchase 100% interest in 50 mineral claims covering approximately 1,000 acres located in the State of Nevada in the Railroad Valley, in Nye County. The Company agreed to issue to RangeFront Geological 200,000 common shares within 15 business days from the date of the recording of the staked Claims with the County and BLM. The agreed shares were issued on May 14, 2019.

As part of the purchase, the Company also agreed to pay the following:

a)	County fees of approximately $2,250, within 90 days of the Agreement
b)	BLM fees of approximately $10,600, within 90 days of the Agreement
c)	Transfer fees of approximately $1,000, upon payment of BLM fees
d)	Staking fees of $7,500, within 15 days of the Agreement (paid subsequent to April 30, 3019)

In addition, the Company holds an exclusive option to acquire an additional 26 claims in the Railroad Valley comprising of 520 acres. This option is valid for 30 business days from the date of the closing of the Agreement by paying RangeFront Geological $7,500, and issuing a further 100,000 common shares within 15 business days from the exercise date of the option. The shares were issued on June 19, 2019.

Moreover, the Company acknowledged and agreed that RangeFront Geological shall reserve onto itself, a royalty equal to 1.0% on revenues derived from the sale of lithium concentrate and other ores extracted from the properties. The Company also have the right to buy back 0.5% of the royalty from RangeFront at any time for $1,000,000. The Company also agreed to pay RangeFront $1,000,000 upon completion of an inferred resource calculation that confirms the presence of a minimum 700,000 tons of lithium carbonate equivalent grading no lower than a 40 ppm Li grade average on the properties,

Note 10 Commitments

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

50,000 common shares effective immediately (issued)

50,000 common shares in the event the agreement is first renewed on the first anniversary date

50,000 common shares in the event the agreement is renewed on the second anniversary date

50,000 common shares in the event the agreement is renewed on the third anniversary date

Note 11 Related Party Transactions

Amounts due to related parties were for services rendered to the Company by the director and officers of the Company are unsecured, non-interest bearing and have no specific terms of repayment. During the year ended April 30, 2019, the amount due to related parties were $57,091 as follows:

Chief Executive Officer $41,000 for management fees and $7,091 for out-of-pocket expenses

Chief Operating Officer $9,000 for management fees

During the year ended April 30, 2019, the compensation paid or payable for management fees were $216,150 as follows:

Chief Executive Officer $72,400

Chief Operating Officer $143,750

Of the $143,750 to the Chief Operating Officer, $25,000 were fees and $118,750 was the 125,000 shares issued at $0.95 per share (see Note 8 and Note 10).

Note 12 Income Taxes

Income tax recovery differs from that would be expected from applying the effective tax rates to the net loss for the years ended April 30, 2019 and 2018 as follows:

	For the year Ended
	April 30, 2019	April 30, 2018

Net loss for the period	$(569,776)	$(46,790)
Statutory and effective tax rate	21%	21%

Income tax expense (recovery) at the effective rate	$(119,653)	$(9,826)
Permanent differences	-	-
Tax losses carry forward deferred	119,653	9,826

Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated non-capital income tax losses of $787,068. Under normal circumstances the non-capital losses incurred up to 2017 will expire in the years 2032 to 2037 and subsequent non-capital losses do not expire.

As at April 30, 2019, the tax effect of the temporary timing differences that give rise to significant components of deferred income tax asset are noted below. A valuation allowance has been recorded as management believes it is more likely than not that the deferred income tax asset will not be realized.

Tax attributes	April 30, 2019	April 30, 2018

Tax loss carried forward	$787,068	$217,292

Deferred income tax assets	187,450	67,797
Valuation allowance	(187,450)	(67,797)

Deferred tax asset	$-	$-

The change in valuation allowance from 2017 to 2018 was $9,826 and from 2018 to 2019 was $119,653. The Company’s tax jurisdictions are the United States of America and in the State of Nevada. At April 30, 2019, the Company is subject to examination for all unfiled tax years. The Company has not filed tax returns since inception.

The US Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduces the US federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of April 30, 2019, we have not completed the accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

Note 13 Subsequent Events

Subsequent to the year ended April 30, 2019, the Company entered into further loan agreements of $75,000 with a couple of shareholders.

The Company paid RangeFront fees of $7,500 on May 3, 2019 pursuant to the terms of the Agreement for the additional 50 mineral claims and issued 200,000 restricted common shares. Subsequently to that, it also paid another $7,500 on June 11, 2019 for the option of another 26 claims in the Railroad Valley comprising of approx. 520 acres. On June 19, 2019, the Company issued a further 100,000 restricted common shares to RangeFront for the acquisition of the additional 26 claims in the Railroad Valley district.

The Company entered into a work program with RangeFront on June 8, 2019 whereby the Company advanced $10,000 deposit to commence Phase 1 work on the Railroad Valley 5,520 acres property. The total cost for Phase 1 is $57,800. Upon delivery of the summary report for the Phase 1 work, the Company agreed to issue RangeFront 50,000 restricted shares of common stock of the Company.

The Company evaluated all events and transactions that occurred after April 30, 2019 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year ended April 30, 2019. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of April 30, 2019 and were subject to material weaknesses.

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

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K; and

3.	Currently, the Company have a sole officer and director and therefore, there is a lack of segregation of duties.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

C. Changes in Internal Control over Financial Reporting.

During the fiscal year ended April 30, 2019, our internal control over financial reporting was not subject to any changes.

Item 9B: Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The name, address and position of our present officers and directors are set forth below:

Name	Age	Position(s)
Rupert Ireland	41	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.
Peter R. Murray	54	Chief Operating Officer and Director

Biographical Information and Background of Officers and Directors

Rupert Ireland has acted as the Company’s Chief Financial Officer and a director since May 4, 2018. He was appointed and has served as the Chief Executive Officer and President since August, 2018. He has held a position at the private equity and merchant banking alliance Gladstone Global from 2016 to 2017. Mr. Ireland was part of the takeover of a publicly-listed US Oil and Gas Firm, having become its CEO in 2014. Mr. Ireland served as the Head of Trading at CARAX, a brokerage firm that focuses on high volume execution in cash equities and derivatives trading from 2010 to 2014 in the international offices of CARAX. From 2009 to 2010, Mr. Ireland was a sales trader at the brokerage firm, OCM Capital Markets. Mr. Ireland began his career in the financial services industry in 2003 by working in the marketing and public relations department of City Index, a brokerage firm that offers online financial spread betting, foreign exchange and Contract for Difference (CFD) trading. Mr. Ireland later joined the equities trading desk of City Index, where he traded oil and gas futures and CFDs. Mr. Ireland received his bachelor’s degree in business from the University of Newcastle. Mr. Ireland intends to devote approximately 25% of his business time to our affairs.

Peter R. Murray was appointed as a director of the Company’s Board and as the Company’s Chief Operating Officer in August 2018. Mr. Murray has 30 years of experience in the oil and energy sectors, primarily in new ventures and the management of projects and operations in developing countries and the U.S. His projects have ranged from wildcat exploration, discovery, appraisal and development projects. Over the course of the previous ten (10) years of his career, Mr. Murray has been engaged by a number of natural resource companies in senior consultancy roles which reported directly to the board of directors of such companies. These companies include but are not limited to (a) seven (7) years at BHP Billiton Ltd., serving as a consultant from 2000 to 2007, (b) five (5) years at Cairn Energy PLC., serving as a staff member and consultant from 2007 to 2012, (c) two (2) years at Falkland Oil and Gas Ltd., serving as a consultant from 2012 to 2014, (d) two (2) years at Red Sea Resources Ltd., serving as a consultant from 2012 to 2014, (e) two (2) years at China National Petroleum Corporation, serving as a consultant from the year 2014 to 2015, (f) one (1) year at Ophir Energy plc., serving as a consultant during 2016, and (g) two (2) years at Mayfair Consulting International, an agnostic consultancy specializing in bespoke solutions for natural resource companies, serving as the founder and Chief Executive Officer from 2016 to the present. Mr. Murray spent his early career as a consultant and operations geologist in Europe, Africa and the North Sea. Mr. Murray is a graduate of the Royal School of Mines, Imperial College with a Master of Science degree in Petroleum Geology, and the University of Manchester with a Bachelor of Science degree in Geology.

Delinquent Section 16(a) Reports

Mr. Peter R. Murray failed to file his Initial Statement of Beneficial Ownership of Securities on Form 3 with the Securities Exchange Commission when he was appointed the Company’s Chief Operating Officer and director as required by Section 16 of the Securities Exchange Act of 1934.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officers.

Audit Committee, Compensation Committee and Nominating Committee

We do not have formal audit, compensation or nominating committees of our Board or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The following table sets forth the compensation paid by us for the last two completed fiscal years ending for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Rupert Ireland	2019	$72,400	0	0		0		0	$72,400
President, CEO, CFO	2018	0	0	0		0		0

Peter R. Murray	2019	25,000	118,750	0		0		0	$143,750
Chief Operating Officer and Director	2018	0	0	0		0		0

Rami Tabet	2019	0	0	0		0		0
Former CEO, CFO, and President	2018	0	0	0		0		0
		$97,400	$118,750	0		0		0	$216,150

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our directors have not been compensated for their services as directors. The Board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the Board, other with our consulting agreement with Peter R. Murray as disclosed elsewhere in this Report. We have no director’s service contracts.

Change of Control

On August 14, 2018, Tabet, the Company’s former CEO, CFO and President, and director, and Rupert Ireland (the Company’s current principal officer and a director) (“Ireland”) entered into a Stock Purchase Agreement which provided for the sale by Tabet to Ireland of the Shares of Common Stock of the Company for a purchase price of $100,000. The transfer of the Shares to Ireland was effective on August 14, 2018. Upon his acquisition of the Shares, Ireland became the holder of a majority (approximately 53.3% at the time) of the outstanding shares of Common Stock, which is sufficient ownership to give him the power to elect all of the members of our Board. Tabet owned no shares of Common Stock immediately after giving effect to the sale of the Shares to Ireland.

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 30, 2019 regarding the ownership of our Common Stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	Rupert Ireland	40,000,000	52.23%
Common Stock	Peter Roderick Murray	125,000	>1%
Common Stock	Directors and officers as a group (two individuals)	40,125,000	52.39%
Common Stock

The percent of class is based on 76,583,855 shares of Common Stock issued and outstanding as of the date of this annual report.

Item 13: Certain Relationships and Related Transactions

1. On August 14, 2018, Tabet, the Company’s former CEO, CFO and President, and director, and Rupert Ireland (the Company’s current Chief Executive Officer, Chief Financial Officer and director) entered into a Stock Purchase Agreement which provided for the sale by Tabet to Ireland of the Shares of Common Stock of the Company for a purchase price of $100,000. The transfer of the Shares to Ireland was effective on August 14, 2018. Upon his acquisition of the Shares, Ireland became the holder of a majority (approximately 53.3% at the time) of the outstanding shares of Common Stock, which is sufficient ownership to give him the power to elect all of the members of our Board.

2. Effective August 20, 2018, Mr. Peter R. Murray was appointed and accepted the opportunity to serve as an additional member of the Board and the Company’s COO on a consultancy basis. Pursuant to Mr. Murray’s appointment as COO and a director of the Board, the Company and Mr. Murray entered into the Consulting Agreement. Pursuant to the Consulting Agreement, Mr. Murray will provide certain consulting services with respect to the Company’s Property and Exploration Program (as defined in the Consulting Agreement) regarding the Company’s Railroad Valley property. Initially, Mr. Murray will serve as the COO and director of the Company as a consultant, and will not be precluded from exploring other roles or undertaking other duties outside of the Company. Mr. Murray will oversee all services performed under the Consulting Agreement, unless another person with at least forty five (45) days’ advance notice to the Company is so designated at the discretion of Mr. Murray.

Pursuant to the Consulting Agreement, Mr. Murray will be paid a fee of $3,000 per month during the term of the Consulting Agreement. In addition, under the Consulting Agreement, Mr. Murray will be entitled to receive up to five hundred thousand (500,000) shares of Common Stock, to be issued to Mr. Murray on the following schedule: (a) one hundred twenty five thousand (125,000) shares of Common Stock on August 20, 2018; (b) upon the renewal of the Consulting Agreement for a first renewal term, in accordance with the terms and conditions of the Consulting Agreement, then one hundred twenty five thousand (125,000) shares of Common Stock shall be issued to Mr. Murray on the first year anniversary of the Effective Date (as defined in the Consulting Agreement); (c) upon the renewal of the Consulting Agreement for a second renewal term, in accordance with the terms and conditions of the Consulting Agreement, one hundred twenty five thousand (125,000) shares of Common Stock shall be issued to Mr. Murray on the second year anniversary of the Effective Date (as defined in the Consulting Agreement); and (d) upon the renewal of the Consulting Agreement for a third renewal term, in accordance with the terms and conditions of the Consulting Agreement, one hundred twenty five thousand (125,000) shares of Common Stock shall be issued to Mr. Murray on the third year anniversary of the Effective Date (collectively, the “Murray Shares”).

The Consulting Agreement has an initial one (1) year term and will automatically renew for successive one (1) year periods unless earlier terminated. The Consulting Agreement may be terminated (i) immediately by the Company for “cause” (as defined below), (ii) upon at least thirty (30) days’ written notice by either party for any reason during the initial one-year term, or (iii) upon at least sixty (60) days’ written notice by either party during any renewal term. If the Consulting Agreement is terminated for any reason, Mr. Murray will not be eligible to receive any shares Murray Shares not previously issued to him as of the date of termination. “Cause” is defined as the commission of fraud against the Company, or the misappropriation, theft or embezzlement of the assets of the Company, or the performance of illegal or fraudulent acts, criminal conduct, or willful misconduct materially injurious to the business of the Company.

Except as set forth above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Item 14: Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2019 and 2018, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant, for professional services rendered for the audit of our annual consolidated financial statements were:

2019	$13,500
2018	$11,000

Audit Related Fees

For the years ended April 30, 2019 and 2018, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant, for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were:

2019	Nil
2018	Nil

Tax Fees

For the years ended April 30, 2019 and 2018, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant for other non-audit professional services, other than those services listed above, totaled:

2019	Nil
2018	Nil

All Other Fees

For the years ended April 30, 2019 and 2018, the aggregate fees billed by Fruci & Associates II, PLLC, our current principal accountant for other non-audit professional services, other than those services listed above, totaled:

2019	Nil
2018	Nil

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

Effective May 6, 2003, the SEC adopted rules that require that before Fruci & Associates II, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our Board who are capable of analyzing and evaluating financial information; or

●	entered into pursuant to pre-approval policies and procedures established by the Board, provided the policies and procedures are detailed as to the particular service, the Board is informed of each service, and such policies and procedures do not include delegation of the Board’s responsibilities to management.

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Item 15: Exhibits

The following exhibits are filed as part of this Report.

Exhibits:

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on September 11, 2012 (File No. 333-183839))
3.2	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on July 12, 2018 (incorporate by reference to Exhibit 3.3 on the Current Report on From 8-K filed by the registrant with the SEC on July 26, 2018)
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on September 11, 2012 (File No. 333-183839))
10.1	Share Purchase Agreement between Rami Tabet and Rupert Ireland dated August 14, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2018)
10.2	Property Assignment Agreement, dated August 9, 2018, between the Company and Oriental Rainbow Group Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2018)
10.3	Purchase and Sale Agreement between the registrant and Rangefront Geological, dated April 14, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2019)
10.4	Consulting Agreement, dated as of August 20, 2018, by and between Blue Eagle Lithium Inc., and Peter Roderick Murray (incorporate by reference to exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2018)
31.1	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Blue Eagle Lithium Inc.

Dated: July 31, 2019	By:	/s/ Rupert Ireland
Rupert Ireland, Chief Executive Officer, Chief Financial Officer, President and Director

