Form 10-Q
period 2019-07-31
BLUE EAGLE LITHIUM INC.
filed 2019-09-13
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

(Former name of registrant)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

76,758,855 shares of common stock are issued and outstanding as of September 12, 2019.

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

PART I. FINANCIAL INFORMATION

BLUE EAGLE LITHIUM INC.

CONDENSED INTERIM BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$151	$469
Prepaids	5,333	7,833
Total Current Assets	5,484	8,302

Equipment, net (Note 4)	2,150	2,150
Intangible Assets, net (Note 5)	4,936	5,528
Mineral Properties (Note 9)	957,097	627,000

TOTAL ASSETS	$969,667	$642,980

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable & Accrued expenses (Note 6)	$55,313	$53,454
Due to related party (Note 11)	61,824	57,091
Convertible loan payable (Note 7)	50,000	50,000
Interest payable (Note 7)	66,144	59,728
Loans payable (Note 7)	281,050	176,050
TOTAL CURRENT LIABILITIES	514,331	396,323

Commitments and Contingencies	$-	$-

STOCKHOLDER’S DEFICIT
Capital stock authorized: 200,000,000 common shares with a par value $0.0001
Issued and outstanding: 76,583,855 common shares (Note 8) (76,283,855 common shares at April 30, 2019)	$7,658	$7,628
Additional paid-in capital	1,320,067	1,026,097
Accumulated deficit	(872,389)	(787,068)

TOTAL STOCKHOLDER’S DEFICIT	455,336	246,657

TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$969,667	$642,980

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

CONDENSED INTERIM INCOME STATEMENTS

For the three months ended July 31, 2019 and 2018

(Unaudited)

	For the three months
	ended July 31,
	2019	2018
OPERATING EXPENSES

Amortization	$592	$-
Consulting fees	-	250
Management fees	33,600	-
Rent	518	-
General & administrative expenses	9,380	6,675
Marketing and promotional expenses	4,010	-
Mineral exploration expenses	10,555	-
Professional fees	20,250	2,725

TOTAL EXPENSES	78,905	9,650

OPERATING LOSS	$(78,905)	$(9,650)

OTHER EXPENSES
Interest on loans	6,416	4,539
	6,416	4,539

NET INCOME/(LOSS)	$(85,321)	$(14,189)

Net loss per share, basic and diluted	$(0.001)	$(0.0001)

Weighted average common shares outstanding basic and diluted	76,504,507	75,000,000

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2019 and 2018

(Unaudited)

	Common Stock 200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholders’
	Issued	$.0001 per share	Capital	Deficit	Equity

Balance, April 30, 2019	76,283,855	$7,628	$1,026,097	$(787,068)	$246,657

Shares issued at $0.87 per share for assets	200,000	20	173,980	-	174,000
Shares issued at $1.20 per share for assets	100,000	10	119,990	-	120,000
Net income/loss	-	-	-	(85,321)	(85,321)

Balance, July 31, 2019	76,583,855	$7,658	$1,320,067	$(872,389)	$455,336

	Common Stock 200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholders’
	Issued	$.0001 per share	Capital	Deficit	Equity

Balance, April 30, 2018	75,000,000	$7,500	$14,500	$(217,292)	$(195,292)
Net income/loss	-	-	-	(14,189)	(14,189)
Balance, July 31, 2018	75,000,000	$7,500	$14,500	$(231,481)	$(209,481)

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

INTERIM STATEMENTS OF CASH FLOWS

For the three months ended July 31, 2019 and 2018

(Unaudited)

	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities
Net income/(loss)	$(85,321)	$(14,189)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Amortization	592	-
Changes in current assets and liabilities:
Prepaids	2,500	2,500
Accounts payable & accrued interest	13,008	2,165

Net cash used in operating activities	$(69,221)	$(9,524)

Cash Flows from Investing Activities
Purchase of Assets	$(36,097)	$-

Net cash provided by (used in) investing activities	$(36,097)	$-

Cash Flows from Financing Activities
Proceeds from loans payable	$105,000	$-

Net cash provided by financing activities	$105,000	$-

Net increase (decrease) in cash	$(318)	$(9,524)

Cash and cash equivalents, beginning of period	$469	$9,785

Cash and cash equivalents, end of period	$151	$261

Supplemental Disclosure
Interest paid	$-	$4,539
Taxes paid	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for assets	$294,000	$-

See accompanying notes to the condensed unaudited interim financial statements.

BLUE EAGLE LITHIUM INC.

Notes to the Interim Financial Statements

July 31, 2019

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

The Company has accumulated a deficit of $872,389 since inception, has yet to achieve revenue producing or profitable operations, and further significant losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining financing and/or generating revenue and achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will need to seek additional equity financing from time to time in order to fund its business plan, and it plans to raise funds through private or public equity financings or loans from directors of the Company in order to support existing operations. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2019 annual financial statements. Operating results for the three month period ended July 31, 2019 are not necessarily indicative of the results that can be expected for the year ended April 30, 2020.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended April 30, 2019.

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

Note 4 Equipment

The computer equipment is depreciated over 3 years on a straight-line basis.

Jul 31, 2019			Apr 30, 2019
	Accumulated			Accumulated
Cost	Amortization	Net	Cost	Amortization	Net
$2,150	$-	$2,150	$2,150	$-	$2,150

$2,150	$-	$2,150	$2,150	$-	$2,150

Note 5 Intangible Assets

The assets are amortized over 3 years on a straight-line basis.

Jul 31 2019			Apr 30 2019
Website	Accumulated		Website	Accumulated
Cost	Amortization	Net	Cost	Amortization	Net
$7,107	$(2,171)	$4,936	$7,107	$(1,579)	$5,528

$7,107	$(2,171)	$4,936	$7,107	$(1,579)	$5,528

Note 6 Accounts Payable & Accrued Expenses

Accrued expenses as of July 31, 2019 and April 30, 2019 are summarized as follows:

	Jul 31, 2019	Apr 30, 2019
Accrued accounting fees	14,850	16,675
Accrued legal fees	25,259	26,950
Accrued office expenses	15,204	9,829
	$55,313	$53,454

Note 7 Notes Payable

The Company entered into 11 unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). The Company partially repaid one note and accrued interest totaling $2,000 on March 1, 2018. The following were the principal loan amounts and accrued interests remaining as at July 31, 2019 and April 30, 2019:

	July 31, 2019				April 30, 2019
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 31 12	17,000	13,430	30,430	Dec 31 12	17,000	12,920	29,920
Aug 13 13	20,000	14,300	34,300	Aug 13 13	20,000	13,700	33,700
Dec 04 14	11,000	6,148	17,148	Dec 04 14	11,000	5,818	16,818
Jun 26 15	10,000	4,917	14,917	Jun 26 15	10,000	4,617	14,617
Jan 25 16	3,671	587	4,258	Jan 25 16	3,671	477	4,148
Mar 22 16	17,725	7,179	24,904	Mar 22 16	17,725	6,647	24,372
Jul 28 16	2,700	972	3,672	Jul 28 16	2,700	891	3,591
Oct 31 16	5,161	1,703	6,864	Oct 31 16	5,161	1,548	6,709
Jan 31 17	3,902	1,171	5,073	Jan 31 17	3,902	1,054	4,956
Apr 28 17	3,181	859	4,040	Apr 28 17	3,181	763	3,944
Jun 03 17	6,961	1,810	8,771	Jun 03 17	6,961	1,601	8,562
	$101,300	$53,075	$154,375		$101,300	$50,036	$151,336

The Company entered into one unsecured note payable that is due November 1, 2019 with an interest rate of 12% per annum. The following was the principal amount and the accrued interest at July 31, 2019 and April 30, 2019:

	July 31, 2019				April 30, 2019
	Amount	Interest	Total		Amount	Interest	Total
Nov 01 18	$12,500	$1,122	$13,622	Nov 01 18	$12,500	$744	$13,244

The Company entered into one unsecured note payable that is due on December 7, 2019 with an interest rate of 3% per annum. The following was the principal amount and the accrued interest at July 31, 2019 and April 30, 2019:

	July 31, 2019				April 30, 2019
	Amount	Interest	Total		Amount	Interest	Total
Dec 12 18	$39,000	$744	$39,744	Dec 12 18	$39,000	$448	$39,448

The Company entered into one unsecured note payable that is due on April 11, 2020 with an interest rate of 12% per annum. The accrued interest commenced May 1, 2019. The following was the principal amount and the accrued interest at July 31, 2019 and April 30, 2019:

	July 31, 2019				April 30, 2019
	Amount	Interest	Total		Amount	Interest	Total
Apr 11 19	$23,250	$704	$23,954	Apr 11 19	$23,250	-	$23,250

The Company entered into one unsecured note payable that is due on May 02, 2020 with an interest rate of 3% per annum. The following was the principal amount and the accrued interest at July 31, 2019:

	July 31, 2019
	Amount	Interest	Total
May 02 19	$25,000	$183	$25,183

The Company entered into one unsecured note payable that is due on June 7, 2020 with an interest rate of 12% per annum. The following was the principal amount and the accrued interest at July 31, 2019:

	July 31, 2019
	Amount	Interest	Total
Jun 11 19	$20,000	$204	$20,204

The Company entered into one unsecured note payable that is due on June 17, 2020 with an interest rate of 3% per annum. The accrued interest will commence July 1, 2019. The following was the principal amount and the accrued interest at July 31, 2019:

	July 31, 2019
	Amount	Interest	Total
Jun 17 19	$30,000	$76	$30,076

The Company entered into one unsecured note payable that is due on July 06, 2020 with an interest rate of 3% per annum. The accrued interest will commence July 17, 2019. The following was the principal amount and the accrued interest at July 31, 2019:

	July 31, 2019
	Amount	Interest	Total
Jul 05 19	$30,000	$37	$30,037

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

	July 31, 2019				April 30, 2019
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 04 17	$50,000	$10,000	$60,000	Dec 04 17	$50,000	$8,500	$58,500

Interest accrued on the notes bearing 3% interest was $1,040 as at July 31, 2019 (April 30, 2019 $448)

Interest accrued on the notes bearing 12% interest was $55,104 as at July 31, 2019 (April 30, 2019 $50,780)

Interest accrued on the convertible note bearing 12% interest was $10,000 as at July 31, 2019 (April 30, 2019 $8,500)

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

On May 14, 2019, the Company issued 200,000 common shares at $0.87 per share for the purchase of 50 mineral properties. The share price was issued at market.

On June 14, 2019, the Company issued 100,000 commons shares at $1.20 per share for the purchased of an additional 26 mineral properties. The share price was issued at market.

At July 31, 2019, the Company had 76,583,855 common shares outstanding (76,283,855 common shares at April 30, 2019). There were no warrants or stock options outstanding as of July 31, 2019.

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

As part of the purchase, the Company also agreed to pay the following (which were all paid during the period ended July 31, 2019:

a)	County fees of approximately $2,250, within 90 days of the Agreement
b)	BLM fees of approximately $10,600, within 90 days of the Agreement
c)	Transfer fees of approximately $1,000, upon payment of BLM fees
d)	Staking fees of $7,500, within 15 days of the Agreement

In addition, the Company holds an exclusive option to acquire an additional 26 claims in the Railroad Valley comprising of 520 acres. This option is valid for 30 business days from the date of the closing of the Agreement by paying RangeFront Geological $7,500 (paid during the period ended July 31, 2019), and issuing a further 100,000 common shares within 15 business days from the exercise date of the option. The shares were issued on June 14, 2019.

Moreover, the Company acknowledged and agreed that RangeFront Geological shall reserve onto itself, a royalty equal to 1.0% on revenues derived from the sale of lithium concentrate and other ores extracted from the properties. The Company also have the right to buy back 0.5% of the royalty from RangeFront at any time for $1,000,000. The Company also agreed to pay RangeFront $1,000,000 upon completion of an inferred resource calculation that confirms the presence of a minimum 700,000 tons of lithium carbonate equivalent grading no lower than a 40 ppm Li grade average on the properties.

Note 10 Commitments

Effective August 15, 2018, the Company entered into a consulting agreement with John P Hart for a period of one year. Upon signing, the Company issued 30,000 common shares valued at $28,500. (see Note 8). John P Hart’s term has ended in August 2019 and the Company did not renew.

Effective August 20, 2018, the Company entered into an annual consulting agreement with Peter R Murray, the Company’s Chief Operating Officer and director. The agreement requires the Company to pay Mr. Murray a monthly consulting fee of $3,000 and a stock remuneration of up to 500,000 common shares as follows (see Note 8):

125,000 common shares effective immediately (issued)

125,000 common shares in the event the agreement is first renewed on the first anniversary date (issued subsequent to July 31, 2019)

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

50,000 common shares effective immediately (issued)

50,000 common shares in the event the agreement is first renewed on the first anniversary date (issued subsequent to July 31, 2019)

50,000 common shares in the event the agreement is renewed on the second anniversary date

50,000 common shares in the event the agreement is renewed on the third anniversary date

Note 11 Related Party Transactions

Amounts due to related parties were for services rendered to the Company by the director and officers of the Company are unsecured, non-interest bearing and have no specific terms of repayment. During the period ended July 31, 2019, the amount due to related parties were $61,824 as follows:

Chief Executive Officer $ 51,638 for management fees and $186 for out-of-pocket expenses

Chief Operating Officer $ 10,000 for management fees

Note 12 Subsequent Events

Subsequent to the period ended July 31, 2019, the Company entered into further loan agreements of $100,000 with a shareholder.

The Company issued a further 125,000 common shares to the COO for the renewal of his contract (see Note 10).

The Company issued a further 50,000 common shares to an advisor for the renewal of his contract (see Note 10).

The Company evaluated all events and transactions that occurred after July 31, 2019 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

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

Effective July 20, 2018, the company changed its name to “Blue Eagle Lithium Inc.” and affected a 20-for-1 forward split of its common stock by a majority vote of the shareholders on May 10, 2018. See Item 5.03 filed on Form 8-K filed July 26, 2018 for more details. The Company changed its direction to the business of the acquisition and exploration of lithium and rare earth metal resources. The Company’s current mandate is to identify, evaluate and develop early-stage lithium exploration opportunities in North America, with a current focus on areas in the state of Nevada.

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

As part of the Purchase and Sale Agreement, the Company also agreed to pay the following (which were all paid during the period ended July 31, 2019:

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

Subsequently, on May 14, 2019, pursuant to the Purchase and Sale Agreement, the Company issued 200,000 restricted shares of Common Stock to RangeFront Geological in full payment for the 50 mineral claims. Additionally, on June 11, 2019, the Company exercised its option to purchase the additional 26 mineral claims pursuant to the Purchase and Sale Agreement and paid RangeFront Geological an additional $7,500 and on June 14, 2019, the Company also issued an additional 100,000 shares of restricted Common Stock to RangeFront Geological for the acquisition of such mineral claims.

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

Results of Operations for the Three period ended July 31, 2019

	For the three months
	ended July 31,
	2019	2018
OPERATING EXPENSES

Amortization	$592	$-
Consulting fees	-	250
Management fees	33,600	-
Rent	518	-
General & administrative expenses	9,380	6,675
Marketing and promotional expenses	4,010	-
Mineral exploration expenses	10,555	-
Professional fees	20,250	2,725

TOTAL EXPENSES	78,905	9,650

OPERATING LOSS	$(78,905)	$(9,650)

OTHER EXPENSES
Interest on loans	6,416	4,539
	6,416	4,539

NET INCOME/(LOSS)	$(85,321)	$(14,189)

Three Months Period Ended July 31, 2019

Net Loss. During the three months period ended July 31, 2019, the Company had a net loss of $85,321 as compared to the same period for the prior fiscal period of $14,189 net loss. The increased loss of $71,132 was primarily due to losses relating to amortization, consulting fees, management fees, general & administrative expenses, marketing and promotional expenses, mineral exploration expenses, professional fees and interest on loans. This was due to the new business activities of the Company which include operational costs relating to the start of exploratory activities, management services, start-up costs, marketing and promotional expenses and maintaining mineral rights.

Operating Expenses. The Company’s operating expenses during the three months period ended July 31, 2019 were $78,905 compared to $9,650 for the same period ended July 31, 2018. The increase of $69,255 which was primarily due to the increase in the Company’s operations relating corporate management fees of $33,600, professional fees of $20,250, marketing and promotional expenses of $4,010, and general and administrative expenses of $9,380. The Company has commenced preliminary exploratory activities and incurred expenditures of $10,555 which included site visits and commencement of a work program at the mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Period Ended July 31, 2019

As at July 31, 2019, our current assets were $5,484 compared to $8,302 as of April 30, 2019. As of July 31, 2019, our current liabilities were $514,331 compared to $396,323 at April 30, 2019. Current liabilities as of July 31, 2019 were comprised of $281,050 in loans payable, $50,000 in convertible notes payable and $55,313 in accounts payable and accrued liabilities. The Company also owe our officers and directors of $61,824 for management fees and out of pocket expenses. The Company had working capital deficiency of $508,847 as of July 31, 2019 compared to working capital deficiency of $388,021 as of April 30, 2019.

During the three months ended July 31, 2019, the Company issued 300,000 shares for the acquisition of 76 additional mineral properties pursuant to an agreement with RangeFront Geological dated April 22, 2019. As a result, stockholders’ equity increased from $246,657 as of April 30, 2019 to $455,336 as of July 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended July 31, 2019, net cash flow used in operating activities were $(69,221) consisting of a net loss of $85,321, an increase in accounts payable and accrued interest of $13,008, and a $2,500 increase in prepaid expenses. For the three months period ended July 31, 2018, net cash flow used in operating activities were $(9,524).

Cash Flows from Investing Activities

We have spent $36,097 and issued 300,000 common shares valued at $294,000 for the acquisition costs of the additional 76 mineral claims. There were no activities for the same comparative period for fiscal 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock under private placements or from loans. In the three months period ended July 31, 2019, we received $105,000 relating to note payable proceeds. In the comparative period for fiscal 2018, we generated $nil in proceeds relating to note payable loans.

PLAN OF OPERATION AND FUNDING

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

As at July 31, 2019, the Company had cash of $151 and a working capital deficit of $508,847. Accordingly, the Company will require additional financing in the amount of $350,000 in order to fund its obligations as a reporting company under the Securities Act of 1934, as amended (the “Act”), and its general and administrative expenses for the next 12 months.

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

Liquidity risk

Liquidity risk is the risk that the Company will not meet its obligations associated with its financial liabilities as they fall due. The Company performs cash flow forecasting for each fiscal year to ensure there is sufficient cash available to fund its projects and operations. As at July 31, 2019, the Company had a cash and cash equivalent balance of $151 and current liabilities of $514,331. The Company’s financial liabilities include trade and other payables which have contractual maturities of 30 days or are due on demand or notes due within a year. At present, the Company’s operations do not generate cash flow. The Company’s primary source of funding has been the issuance of equity securities through private placements and notes payable. Despite previous success in completing these financings, there is no guarantee of obtaining future financings.

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

GOING CONCERN

The independent auditors’ report accompanying our audited April 30, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company is an exploration stage company. Presently, the Company’s operations do not generate cash flow and its financial success is dependent on management’s ability to discover economically viable mineral deposits. The mineral exploration process can take many years and is subject to factors that are beyond the Company’s control. In order to continue as a going concern and to meet its corporate objectives, which primarily consist of exploration work on its mineral properties, the Company will require additional financing through debt or equity issuances or other available means. The Company had working capital deficiency of $508,847 as of July 31, 2019. Although the Company has been partially successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. As described under Plan of Operation and Funding above, Management believes it may have the opportunity to raise equity capital as required in the long term but recognizes there will be risks involved that may be beyond their control. The annual and interim financial statements do not include any adjustments to the recoverability and classification of reduced asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. These adjustments could be material. The Company is not subject to material externally-imposed capital constraints.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2019, pursuant to the purchase and sale agreement, the Company issued 200,000 common shares valued at $174,000 to RangeFront Geological ($0.87 per share) for 50 mineral properties.

On June 14, 2019, pursuant to the purchase and sale agreement, the Company issued 100,000 common shares valued at $120,000 to RangeFront Geological ($1.20 per share) for additional 26 mineral properties.

On August 29, 2019, pursuant to the consulting agreement, the Company issued 125,000 common shares valued at $46,250 to the COO and director of the Company ($0.37 per share).

On September 11, 2019, pursuant to the consulting agreement, the Company issued 50,000 common shares valued at $19,000 to the advisor of the Company ($0.38 per share).

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

BLUE EAGLE LITHIUM INC.

Dated: September 13, 2019	By:	/s/ Rupert Ireland
Rupert Ireland, President and Chief Executive Officer and Chief Financial Officer

