Form 10-Q
period 2019-10-31
BLUE EAGLE LITHIUM INC.
filed 2019-12-16
CIK 1557668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

(Former name of registrant)

(Former address of registrant)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	BEAG	OTC Pink Sheets

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

76,758,855 shares of common stock are issued and outstanding as of December 10, 2019.

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

PART I. FINANCIAL INFORMATION

BLUE EAGLE LITHIUM INC.

CONDENSED INTERIM BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$827	$469
Prepaids	2,833	7,833
Total Current Assets	3,660	8,302

Equipment, net (Note 4)	2,150	2,150
Intangible Assets, net (Note 5)	4,344	5,528
Mineral Properties (Note 9)	957,097	627,000

TOTAL ASSETS	$967,251	$642,980

LIABILITIES & STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Accounts payable & Accrued interest (Note 6)	$57,341	$53,454
Due to related party (Note 11)	72,088	57,091
Convertible loan payable (Note 7)	50,000	50,000
Interest payable (Note 7)	73,876	59,728
Loans payable (Note 7)	381,050	176,050
TOTAL CURRENT LIABILITIES	634,355	396,323

Commitments and Contingencies	$-	$-

STOCKHOLDER’S DEFICIT
Capital stock authorized: 200,000,000 common shares with a par value $0.0001
Issued and outstanding: 76,758,855 common shares (Note 8) (76,283,855 common shares at April 30, 2019)	$7,676	$7,628
Additional paid-in capital	1,384,799	1,026,097
Accumulated deficit	(1,059,579)	(787,068)
TOTAL STOCKHOLDER’S DEFICIT	332,896	246,657

TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$967,251	$642,980

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

CONDENSED INTERIM INCOME STATEMENTS

For the three months and six months ended October 31, 2019 and 2018

(Unaudited)

	For the three months		For the six months
	ended October 31,		ended October 31,
	2019	2018	2019	2018
OPERATING EXPENSES

Amortization	$592	$395	$1,185	$395
Consulting fees	18,500	76,000	18,500	76,250
Management fees	79,850	148,950	113,450	148,950
General & administrative expenses	11,071	18,377	20,969	25,052
Marketing and promotional expenses	-	78,873	4,010	78,873
Mineral exploration expenses	51,372	32,500	61,927	32,500
Professional fees	18,073	17,587	38,323	20,312

TOTAL EXPENSES	179,458	372,682	258,364	382,332

OPERATING LOSS	$(179,458)	$(372,682)	$(258,364)	$(382,332)

OTHER EXPENSES
Interest on loans	7,732	4,539	14,147	9,078

NET INCOME/(LOSS)	$(187,190)	$(377,221)	$(272,511)	$(391,410)

Net loss per share, basic and diluted	$(0.002)	$(0.005)	$(0.004)	$(0.005)

Weighted average common shares outstanding basic and diluted	76,699,616	75,854,293	76,602,062	75,427,142

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended October 31, 2019 and 2018

(Unaudited)

	Common Stock
	200,000,000 shares authorized		Additional		Total
	Shares	Par Value	Paid in	Accumulated	Stockholders’
	Issued	$.0001 per share	Capital	Deficit	Equity

Balance, April 30, 2019	76,283,855	$7,628	$1,026,097	$(787,068)	$246,657

Shares issued at $0.87 per share for assets	200,000	20	173,980	-	174,000
Shares issued at $1.20 per share for assets	100,000	10	119,990	-	120,000
Net income/loss	-	-	-	(85,321)	(85,321)

Balance, July 31, 2019	76,583,855	$7,658	$1,320,067	$(872,389)	$455,336

Shares issued at $0.37 per share for services	125,000	13	46,237	-	46,250
Shares issued at $0.37 per share for services	50,000	5	18,495	-	18,500
Net income/loss	-	-	-	(187,190)	(187,190)

Balance, October 31, 2019	76,758,855	$7,676	$1,384,799	$(1,059,579)	$332,896

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended October 31, 2019 and 2018

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

See accompanying notes to the condensed unaudited interim financial statements

BLUE EAGLE LITHIUM INC.

INTERIM STATEMENTS OF CASH FLOWS

For the six months ended October 31, 2019 and 2018

(Unaudited)

	October 31, 2019	October 31, 2018
Cash Flows from Operating Activities
Net income/(loss)	$(272,511)	$(391,410)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Depreciation	1,184	395
Shares issued for services	64,750	194,750
Changes in current assets and liabilities:
Prepaids	5,000	(7,000)
Accounts payable & accrued interest	33,032	52,878

Net cash used in operating activities	$(168,545)	$(150,387)

Cash Flows from Investing Activities
Purchase of Assets	$(36,097)	$(9,258)

Net cash provided by investing activities	$(36,097)	$(9,258)

Cash Flows from Financing Activities
Proceeds from loans payable	$205,000	$-
Proceeds from issuance of common stock		150,000
Net cash provided by financing activities	$205,000	$150,000

Net increase(decrease) in cash	$358	$(9,654)

Cash and cash equivalents, beginning of period	$469	$9,785

Cash and cash equivalents, end of period	$827	$140

Supplemental Disclosure
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for assets	$294,000	$450,000

See accompanying notes to the condensed unaudited interim financial statements.

BLUE EAGLE LITHIUM INC.

Notes to the Interim Financial Statements

October 31, 2019

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

Note 3 Interim Reporting and Significant Accounting Policies

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s April 30, 2019 annual financial statements. Operating results for the six months period ended October 31, 2019 are not necessarily indicative of the results that can be expected for the year ended April 30, 2020.

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

Note 4 Equipment

The computer equipment is depreciated over 3 years on a straight-line basis.

Oct 31, 2019			Apr 30, 2019
	Accumulated			Accumulated
Cost	Depreciation	Net	Cost	Depreciation	Net
$2,150	$-	$2,150	$2,150	$-	$2,150

$2,150	$-	$2,150	$2,150	$-	$2,150

Note 5 Intangible Assets

The assets are amortized over 3 years on a straight-line basis.

Oct 31 2019			Apr 30 2019
Website	Accumulated		Website	Accumulated
Cost	Amortization	Net	Cost	Amortization	Net
$7,107	$(2,764)	$4,936	$7,107	$(1,579)	$5,528

$7,107	$(2,764)	$4,936	$7,107	$(1,579)	$5,528

Note 6 Accounts Payable & Accrued Expenses

Accrued expenses as of October 31, 2019 and April 30, 2019 are summarized as follows:

	Oct 31, 2019	Apr 30, 2019
Accrued accounting fees	13,850	16,675
Accrued legal fees	29,331	26,950
Accrued office expenses	14,160	9,829
	$57,341	$53,454

Note 7 Notes Payable

The Company entered into 11 unsecured notes payable. They are all due within 30 days following written demand and bears a monthly interest rate of 1% (12% per annum). The Company partially repaid one note and accrued interest totaling $2,000 on March 1, 2018. The following were the principal loan amounts and accrued interests remaining as at October 31, 2019 and April 30, 2019:

	October 31, 2019				April 30, 2019
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 31 12	$17,000	$13,940	$30,940	Dec 31 12	$17,000	$12,920	$29,920
Aug 13 13	20,000	14,900	34,900	Aug 13 13	20,000	13,700	33,700
Dec 04 14	11,000	6,478	17,478	Dec 04 14	11,000	5,818	16,818
Jun 26 15	10,000	5,217	15,217	Jun 26 15	10,000	4,617	14,617
Jan 25 16	3,671	697	4,368	Jan 25 16	3,671	477	4,148
Mar 22 16	17,725	7,710	25,435	Mar 22 16	17,725	6,647	24,372
Jul 28 16	2,700	1,053	3,753	Jul 28 16	2,700	891	3,591
Oct 31 16	5,160	1,858	7,018	Oct 31 16	5,160	1,548	6,708
Jan 31 17	3,902	1,288	5,190	Jan 31 17	3,902	1,054	4,956
Apr 28 17	3,181	954	4,135	Apr 28 17	3,181	763	3,944
Jun 03 17	6,961	2,019	8,980	Jun 03 17	6,961	1,601	8,562
	$103,300	$56,114	$157,414		$103,300	$50,036	$151,336

The Company entered into four unsecured notes payable. They all bear an interest rate of 12% per annum. The following were the principal amount and the accrued interest at October 31, 2019 and April 30, 2019:

October 31, 2019					April 30, 2019
Date of Loan	Due Date	Amount	Interest	Total	Date of Loan	Due Date	Amount	Interest	Total
Nov 01 18	Nov 01 19	12,500	1,500	14,000	Nov 01 18	Nov 01 19	12,500	744	13,244
Mar 01 19	May 01 20	12,950	783	13,733	Mar 01 19	May 01 20	12,950	-	12,950
Apr 11 19	May 01 20	10,300	623	10,923	Apr 11 19	May 01 20	10,300	-	10,300
Jun 11 19	Jul 07 20	20,000	809	20,809
		$55,750	$3,715	$59,465			$35,750	$744	$36,494

Subsequent to the period ended October 31, 2019, the $12,500 loan was extended to November 1, 2020.

The Company entered into 6 unsecured notes payable. They all bear an interest rate of 3% per annum. The following were the principal loan amounts and accrued interests remaining as at October 31, 2019 and April 30, 2019:

October 31, 2019					April 30, 2019
Date of Loan	Due Date	Amount	Interest	Total	Date of Loan	Due Date	Amount	Interest	Total
Dec 12 18	Dec 07 19	39,000	1,039	40,039	Dec 12 18	Dec 07 19	$39,000	$449	$39,449
May 02 19	May 02 20	25,000	372	25,372
Jun 17 19	Jun 17 20	30,000	303	30,303
Jul 05 19	Jul 06 20	30,000	264	30,264
Aug 20 19	Aug 20 20	60,000	355	60,355
Aug 27 19	Aug 20 20	40,000	214	40,214
		$224,000	$2,546	$226,546

Subsequent to the period ended October 31, 2019, the $39,000 loan was extended to December 7, 2020.

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

	Oct 31, 2019				April 30, 2019
	Principal	Interest			Principal	Interest
	Amount	Accrued	Total		Amount	Accrued	Total
Dec 04 17	$50,000	$11,500	$61,500	Dec 04 17	$50,000	$8,500	$58,500

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

On August 28, 2019, the Company issued 125,000 common shares at $0.37 per share to its Chief Operating Officer. The share price was issued at market.

On September 8, 2019, the Company issued 50,000 common shares at $0.37 per share for board advisory services. The share price was issued at market.

At October 31, 2019, the Company had 76,758,855 common shares outstanding (76,283,855 common shares at April 30, 2019). There were no warrants or stock options outstanding as of October 31, 2019.

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

As part of the purchase, the Company also agreed to pay the following (which were all paid during the period ended July 31, 2019):

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

125,000 common shares effective immediately (issued)

125,000 common shares in the event the agreement is first renewed on the first anniversary date (issued)

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

50,000 common shares effective immediately (issued)

50,000 common shares in the event the agreement is first renewed on the first anniversary date (issued)

50,000 common shares in the event the agreement is renewed on the second anniversary date

50,000 common shares in the event the agreement is renewed on the third anniversary date

Note 11 Related Party Transactions

Amounts due to related parties were for services rendered to the Company by the director and officers of the Company are unsecured, non-interest bearing and have no specific terms of repayment. During the period ended October 31, 2019, the amount due to related parties were $72,088 as follows:

Chief Executive Officer $55,902 for management fees and $186 for out-of-pocket expenses

Chief Operating Officer $16,000 for management fees

Note 12 Subsequent Events

Subsequent to the period ended October 31, 2019, the Company extended the due date of $12,500 loan from November 1, 2019 for a further one year to November 1, 2020.

The Company also extended the due date of the $39,000 loan from December 7, 2019 for a further one year to December 7, 2020.

The Company evaluated all events and transactions that occurred after October 31, 2019 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

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

As part of the Purchase and Sale Agreement, the Company also agreed to pay the following (which were all paid during the period ended July 31, 2019):

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

Results of Operations for the three months and six month period ended October 31, 2019

	For the three months		For the six months
	ended October 31,		ended October 31,
	2019	2018	2019	2018
OPERATING EXPENSES

Amortization	$592	$395	$1,185	$395
Consulting fees	18,500	76,000	18,500	76,250
Management fees	79,850	148,950	113,450	148,950
General & administrative expenses	11,071	18,377	20,969	25,052
Marketing and promotional expenses	-	78,873	4,010	78,873
Mineral exploration expenses	51,372	32,500	61,927	32,500
Professional fees	18,073	17,587	38,323	20,312

TOTAL EXPENSES	179,458	372,682	258,364	382,332

OPERATING LOSS	$(179,458)	$(372,682)	$(258,364)	$(382,332)

OTHER EXPENSES
Interest on loans	7,732	4,539	14,147	9,078

NET INCOME/(LOSS)	$(187,190)	$(377,221)	$(272,511)	$(391,410)

Three Months Period Ended October 31, 2019

Net Loss. During the three months period ended October 31, 2019, the Company had a net loss of $187,190 as compared to the same period for the prior fiscal period of $377,221 net loss. The decreased loss of $190,031 was primarily due to decreased expenses relating to consulting fees, management fees, general & administrative expenses, marketing and promotional expenses. This was due to the new business activities of the Company in the prior year which include operational costs relating to the start of exploratory activities, management services, start-up costs, marketing and promotional expenses and maintaining mineral rights.

Operating Expenses. The Company’s operating expenses during the three months period ended October 31, 2019 were $179,458 compared to $372,682 for the same period ended October 31, 2018. The decrease of $193,223 was primarily due to the decrease in the Company’s operations relating $57,500 in consulting fees, $69,100 in corporate management fees, $78,873 in marketing and promotional expenses and decrease of $7,307 in general and administrative expenses. The decrease relates to shares issued to consultants and management in the prior period as well as reduced operational activities in the current year.

Six Months Period Ended October 31, 2019

Net loss. During the six months ended October 31, 2019, the Company had a net loss of $272,511. The loss was primarily due to losses relating to amortization, consulting fees, management fees, general & administrative expenses, marketing and promotional expenses, mineral exploration expenses, professional fees and interest on loans, compared to the same period for the prior fiscal period when the Company had a net loss of $391,410. The decrease loss of $118,899 was primarily due to shares issued to consultants and management fees.

Operating Expenses. The Company’s operating expenses during the six months period ended October 31, 2019 were $258,364 compared to $382,332 for the same period ended October 31, 2018. The decrease of $123,968 were primarily due to the shares issued to consultants and management fees in the prior period ending October 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Period Ended October 31, 2019

As at October 31, 2019, our current assets were $3,660 compared to $8,302 as of April 30, 2019. As of October 31, 2019, our current liabilities were $634,355 compared to $396,323 at April 30, 2019. Current liabilities as of October 31, 2019 were comprised of $381,050 in loans payable, $50,000 in convertible notes payable, $73,876 in interest payable and $57,341 in accounts payable and accrued liabilities. The Company also owe our officers and directors of $72,088 for management fees and out of pocket expenses. The Company had working capital deficiency of $630,695 as of October 31, 2019 compared to working capital deficiency of $388,021 as of April 30, 2019.

During the six months ended October 31, 2019, the Company issued 300,000 shares for the acquisition of 76 additional mineral properties pursuant to an agreement with RangeFront Geological dated April 22, 2019. As a result, stockholders’ equity increased from $246,657 as of April 30, 2019 to $332,896 as of October 31, 2019. The Company also issued an aggregate of 175,000 shares to a consultant and a corporate executive valued at $64,750.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2019, net cash flow used in operating activities were $(168,545) consisting of a net loss of $272,511, an increase in accounts payable and accrued interest of $33,032, a $5,000 increase in prepaid expenses, and $64,750 shares issued for services. For the six months period ended October 31, 2018, net cash flow used in operating activities were $(150,387).

Cash Flows from Investing Activities

We have spent $36,097 and issued 300,000 common shares valued at $294,000 for the acquisition costs of the additional 76 mineral claims as compared to spending $9,258 and issued 600,000 common shares valued at $450,000 for the acquisition costs of mineral claims for the same comparative period for October 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either the issuance of our shares of common stock under private placements or from loans. In the six months period ended October 31, 2019, we received $205,000 relating to note payable proceeds. In the comparative period for fiscal 2018, we received $150,000 in proceeds relating to issuance of 240,195 common shares.

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

As at October 31, 2019, the Company had cash of $827 and a working capital deficit of $630,695. Accordingly, the Company will require additional financing in the amount of $350,000 in order to fund its obligations as a reporting company under the Securities Act of 1934, as amended (the “Act”), and its general and administrative expenses for the next 12 months.

During the 12 months period following the date of this annual report, management anticipates that the Company will not generate any revenue. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather, management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s Common Stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its Common Stock to fund its plan of operations. In the absence of such financing, the Company will not be able to commence its exploratory work program and its business plan will fail. Even if the Company is successful in obtaining equity financing and acquire an interest in a new property, additional exploration property will be required before a determination as to whether commercially exploitable mineralization or quantities of oil or gas present. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

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

Liquidity risk

Liquidity risk is the risk that the Company will not meet its obligations associated with its financial liabilities as they fall due. The Company performs cash flow forecasting for each fiscal year to ensure there is sufficient cash available to fund its projects and operations. As at October 31, 2019, the Company had a cash and cash equivalent balance of $827and current liabilities of $634,355. The Company’s financial liabilities include trade and other payables which have contractual maturities of 30 days or are due on demand or notes due within a year. At present, the Company’s operations do not generate cash flow. The Company’s primary source of funding has been the issuance of equity securities through private placements and notes payable. Despite previous success in completing these financings, there is no guarantee of obtaining future financings.

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

The Company is an exploration stage company. Presently, the Company’s operations do not generate cash flow and its financial success is dependent on management’s ability to discover economically viable mineral deposits. The mineral exploration process can take many years and is subject to factors that are beyond the Company’s control. In order to continue as a going concern and to meet its corporate objectives, which primarily consist of exploration work on its mineral properties, the Company will require additional financing through debt or equity issuances or other available means. The Company had working capital deficiency of $630,695 as of October 31, 2019. Although the Company has been partially successful in the past in obtaining financing, there is no assurance that it will be able to obtain adequate financing in the future or that such financing will be on terms advantageous to the Company. As described under Plan of Operation and Funding above, Management believes it may have the opportunity to raise equity capital as required in the long term but recognizes there will be risks involved that may be beyond their control. The annual and interim financial statements do not include any adjustments to the recoverability and classification of reduced asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. These adjustments could be material. The Company is not subject to material externally-imposed capital constraints.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2019, pursuant to the consulting agreement, the Company issued 50,000 common shares valued at $18,500 to the advisor of the Company ($0.37 per share).

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

BLUE EAGLE LITHIUM INC.

Dated: December 16, 2019	By:	/s/ Rupert Ireland
Rupert Ireland, President and Chief Executive Officer and Chief Financial Officer

